Form 10-K405
period 2000-12-31
METLIFE POLICYHOLDER TRUST
filed 2001-03-30
CIK 1110795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-30195

                            ------------------------

                           METLIFE POLICYHOLDER TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        51-6516897
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                            1100 NORTH MARKET STREET
                              WILMINGTON, DE 19890
                                 (302) 651-1000
   (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             BENEFICIAL INTERESTS IN THE METLIFE POLICYHOLDER TRUST

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 2, 2001, 451,365,795 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I       Item 1.  Business...........................................     2
             Item 2.  Properties.........................................     5
             Item 3.  Legal Proceedings..................................     5
             Item 4.  Submission of Matters to a Vote of Security
                      Holders............................................     5
PART II      Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................     6
             Item 6.  Selected Financial Data............................     6
             Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................     6
             Item 7A. Quantitative and Qualitative Disclosures About
                      Market Risk........................................     6
             Item 8.  Financial Statements and Supplementary Data........     7
             Item 9.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.........................    13
PART III     Item 10. Directors and Executive Officers of the
                      Registrant.........................................    13
             Item 11. Executive Compensation.............................    14
             Item 12. Security Ownership of Certain Beneficial Owners and
                      Management.........................................    14
             Item 13. Certain Relationships and Related Transactions.....    14
PART IV      Item 14. Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K................................    15
SIGNATURES...............................................................    16

                                     PART I

ITEM 1.  BUSINESS.

     The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any other business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends.

     Under the Plan and the Trust Agreement, certain eligible policyholders of Metropolitan Life (the "Trust Eligible Policyholders") were allocated a number of interests in the Trust ("Trust Interests") equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the "Common Stock"), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the "Trust Shares") for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the "Beneficiaries"). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian.

     A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by the Holding Company pursuant to the Plan (the "Purchase and Sale Program"); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares after the first anniversary of the effective date of the reorganization of Metropolitan Life (the "Effective Date"); and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.

     As a general rule, Beneficiaries are prohibited from selling, transferring, assigning, pledging or otherwise disposing of their Trust Interests; however, Trust Interests may be transferred:

          (i) from the estate of a deceased Beneficiary to one or more beneficiaries taking by operation of law or pursuant to testamentary succession;

          (ii) to the spouse or issue of a Beneficiary or to an entity selected by a Beneficiary, provided that transfers to such entity are deductible for Federal income, gift and estate tax purposes under Sections 170, 2055 and 2522 of the Internal Revenue Code of 1986, as amended, or to a trust established for the exclusive benefit of one or more of the following: (x) Beneficiaries, (y) individuals described in this clause (ii), or (z) entities described in this clause (ii);

          (iii) to a trust established to hold Trust Interests on behalf of an employee benefit plan;

          (iv) if the Beneficiary is not a natural person, by operation of law to the surviving entity upon the merger or consolidation of such Beneficiary into another entity, to the purchaser of substantially all the assets of such Beneficiary or to the appropriate persons upon the dissolution, termination or winding up of such Beneficiary;

          (v) by operation of law as a consequence of the bankruptcy or insolvency of such Beneficiary or the granting of relief to such Beneficiary under the Federal bankruptcy laws; or

          (vi) from a trust holding an insurance policy or annuity contract on behalf of the insured person under such policy or contract, to those persons to whom Trust Interests are required to be so transferred pursuant to the terms of such trust.

In addition, if the Board of Directors of the Holding Company determines that there is, at any time, a material risk that the assets of the Trust may be characterized as "plan assets" under United States Department of Labor Reg.
Section 2510.3-101, as amended, the Board may direct the Trustee to distribute to the Custodian, for distribution to one or more Beneficiaries, a number of Trust Shares (not to exceed the total number of such Beneficiaries' Trust Interests) as the Board may determine to be necessary or appropriate to ensure that the assets of the Trust will not be so characterized as "plan assets".

     A transferee of Trust Interests will become subject to the Trust Agreement. Trust Interests are held in the name of the Custodian, which keeps a record of the Trust Interests of the Beneficiaries on a book-entry system maintained by the Custodian. The Trust Interests are not represented by certificates or other evidences of ownership.

     The Trust Agreement provides that Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program, beginning on the later of (i) the termination of any stabilization arrangements and trading restrictions in connection with the Holding Company's initial public offering and (ii) the closing of all underwriters' over-allotment options that have been exercised and the expiration of all unexercised options in connection with such offering. Beneficiaries holding a number of Trust Interests that is less than 1,000 are also entitled to purchase in the Purchase and Sale Program additional shares of Common Stock to be deposited in the Trust and allocated to the Beneficiary, subject to the limitation that, after such purchase, the Beneficiary will hold no more than 1,000 Trust Interests, and further, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests), beginning on the first trading day following the 90th day after the Effective Date, July 7, 2000. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

     Beginning April 7, 2001, one year after the Effective Date, Beneficiaries may withdraw all, but not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian.

     The Trust Agreement provides the Trustee with directions as to the manner in which to vote, assent or consent the Trust Shares at all times during the term of the Trust. On all matters brought for a vote before the stockholders of the Holding Company, with the exception of a Beneficiary Consent Matter (as defined below), the Trustee will vote in accordance with the recommendation given by the Board of Directors of the Holding Company to its stockholders or, if no such recommendation is given, as directed by the Board. On all Beneficiary Consent Matters, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. The Trust Agreement also contains provisions allowing Beneficiaries to instruct the Custodian to withdraw their allocated Trust Shares to participate in any tender or exchange offer for the Common Stock and to make any cash or share election, or perfect any dissenter's rights, in connection with a merger of the Holding Company.

     A "Beneficiary Consent Matter" is a matter presented to stockholders of the Holding Company concerning the following:

          (i) subject to certain conditions, a contested election of directors or the removal of a director,

          (ii) a merger or consolidation, a sale, lease or exchange of all or substantially all of the assets or a recapitalization or dissolution of the Holding Company, if it requires a vote of stockholders under applicable Delaware law,

          (iii) any transaction that would result in an exchange or conversion of Trust Shares for cash, securities or other property,

          (iv) issuances of Common Stock prior to the first anniversary of the Effective Date at a price materially below the prevailing market price, if a vote is required to approve the issuance under

     Delaware law, other than issuances in an underwritten public offering or pursuant to an employee benefit plan,
          (v) before the first anniversary of the Effective Date, any matter that requires approval by a vote of more than a majority of the outstanding stock of the Holding Company entitled to vote thereon under Delaware law or the certificate of incorporation or the by-laws of the Holding Company, and any amendment to the certificate of incorporation or by-laws of the Holding Company that is submitted to a vote of stockholders for approval, and
          (vi) proposals submitted to stockholders requiring the Board of Directors to amend the Holding Company's Stockholder Rights Plan, or redeem rights under that plan, other than a proposal with respect to which the Holding Company has received advice of nationally-recognized legal counsel to the effect that the proposal is not a proper subject for stockholder action under Delaware law.
     Proxy solicitation materials, annual reports and information statements received by the Custodian in connection with any matter not involving a Beneficiary Consent Matter will be made available by the Holding Company to Beneficiaries for their information on a website maintained by the Holding Company or by mail upon request and at the Holding Company's expense, but voting instructions to the Trustee will not be solicited and, if instructions are received, they will not be binding on the Trustee.
     The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares will be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends will be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. The Trust Agreement further provides that pending such distribution, cash dividends may be invested in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries and held by the Trustee as Trust Shares. Generally, all other distributions by the Holding Company to its stockholders will be held and distributed by the Trustee to the Beneficiaries in proportion to their Trust Interests.
     The Trust will terminate on the 90th day after the date on which the Trustee will have received notice from the Holding Company that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock or on the date on which the last Trust Share will have been withdrawn, distributed or exchanged. The Trust may be terminated earlier:
          (i) on the 90th day after the date on which the Trustee receives written notice from the Holding Company, given in the Holding Company's discretion at any time, that the number of Trust Shares is 25% or less of the number of issued and outstanding shares of Common Stock,
          (ii) on the date on which the Trustee receives written notice from the Holding Company that the Board of Directors of the Holding Company has determined, as a result of any amendment of, or change (including any announced prospective change) in the laws (or any regulations thereunder) of the United States or any State, Commonwealth or other political subdivision or authority thereof or therein, or any official administrative pronouncement or judicial decision interpreting or applying such law or regulation, or any changes in the facts or circumstances relating to the Trust, that maintaining the Trust is or is reasonably expected to become burdensome to the Holding Company or the Beneficiaries,

          (iii) on the date on which any rights issued under a stockholder rights plan adopted by the Holding Company and held by the Trust become separately tradable from the Trust Shares to which they relate, or

          (iv) on the date on which there is an entry of a final order for termination or dissolution of the Trust or similar relief by a court of competent jurisdiction.

The Trust may also have to be terminated at some point in time if the rule against perpetuities applies.

     Upon termination of the Trust, the remaining Trust Shares will be distributed in book entry form to each Beneficiary, if book entry shares are permitted by applicable law, together with the Beneficiary's proportionate share of all unpaid distributions and dividends and interest earned thereon. The Trust Agreement provides that the Holding Company may, in its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.

     The Trust Agreement may be amended from time to time by the Trustee, the Custodian, the Holding Company and Metropolitan Life, without the consent of any Beneficiary, (i) to cure any ambiguity, correct or supplement any provision therein that may be inconsistent with any other provision therein, or to make any other provision with respect to matters or questions arising under the Trust Agreement, which will not be inconsistent with the other provisions of the Trust Agreement, provided that the action does not adversely affect the Trust Interests of the Beneficiaries, (ii) to modify, eliminate or add to any provisions of the Trust Agreement to such extent as will be necessary to ensure that the Trust will be classified for United States federal income tax purposes as a grantor trust at all times or to ensure that the Trust will not be required to register as an investment company under the Investment Company Act of 1940, as amended, or (iii) to reflect the effect of a merger or consolidation in which the Holding Company is not the surviving corporation and the other company into which the Holding Company is merged or consolidated assumes its obligations under the Trust Agreement. The Trust Agreement may also be amended with the consent of Beneficiaries representing more than one-half of the Trust Interests, provided that no such amendment or waiver will, without the consent of each Beneficiary affected thereby, reduce the Trust Interests or otherwise eliminate or materially postpone the right of any Beneficiary to receive dividends or other distributions or to make elections under the Purchase and Sale Program or to withdraw Trust Shares. Any such amendment made prior to the first anniversary of the Effective Date will require the prior approval of the New York Superintendent of Insurance.

     Beneficiaries will not have any preemptive rights with respect to the Trust Interests. There is no provision for any sinking fund with respect to the Trust Interests.

     On April 7, 2000, 494,466,664 shares of Common Stock were issued to the Trust. At December 31, 2000, transactions by Beneficiaries under the Purchase and Sale Program resulted in a decrease in the number of Trust Shares to 454,996,183.

     On December 15, 2000, the Holding Company paid a dividend of $.20 per share of its Common Stock to shareholders of record as of November 7, 2000.

     The Beneficiaries of the Trust are directed to the Holding Company's Annual Report to Stockholders and the Exchange Act filings of the Holding Company for information regarding the Holding Company. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee relies on receiving information, reports and representations from the Holding Company and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.

ITEM 2.  PROPERTIES.

     The Trust does not as of the date of this filing hold in fee, own, beneficially hold or lease any physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

     The Trust is not as of the date of this filing a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2000, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     No public market exists for the Trust Interests.

ITEM 6.  SELECTED FINANCIAL DATA.

     Since the Trust has been in existence less than one year, no comparison of financial data is possible. For further discussion regarding the financial statements of the Trust and the notes thereto, see Items 7 and 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE PERIOD APRIL 7, 2000 (DATE OF THE ESTABLISHMENT OF THE METLIFE POLICYHOLDER TRUST) THROUGH DECEMBER 31, 2000

     Net assets in the MetLife Policyholder Trust increased $15,925 million for the period April 7, 2000 through December 31, 2000. This increase is primarily due to the initial capitalization of the Trust from the deposit of the Trust Shares on the Effective Date and unrealized gains on the Trust Shares. The Trust was established on April 7, 2000 in conjunction with Metropolitan Life's conversion from a mutual life insurance company to a stock life insurance company. In accordance with the Plan, each Beneficiary's policyholder membership interest was extinguished and Beneficiaries in the aggregate received, in exchange for such interests, Trust Interests of $7,046 million, representing 494,466,664 shares of Common Stock to be held in the Trust, valued at the initial public offering price of the Common Stock. Unrealized gains of $9,429 million on the Trust Shares for the period from April 7, 2000 through December 31, 2000 represent the difference between the market value and the cost basis of the Trust Shares at December 31, 2000. These increases are offset by a net decrease of 39,470,481 Trust Interests in connection with the Purchase and Sale Program. Net redemptions by Beneficiaries through the Purchase and Sale Program resulted in a $550 million decrease in net assets. Net investment income of $92 million, which consists of dividends received from the Holding Company's Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $307 million were fully distributed to Beneficiaries.

     The value of equity securities can fluctuate in response to political, market and economic developments and can affect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable. See Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
Independent Auditors' Report................................         8
Financial Statements as of December 31, 2000 and for the
  period April 7, 2000 (date of inception) through December
  31, 2000:
     Statement of Assets and Liabilities....................         9
     Statement of Operations................................        10
     Statement of Changes in Net Assets.....................        11
     Notes to Financial Statements..........................        12

                          INDEPENDENT AUDITORS' REPORT

MetLife Policyholder Trust:

     We have audited the accompanying statement of assets and liabilities of the MetLife Policyholder Trust (the "Trust") as of December 31, 2000, and the related statements of operations and changes in net assets for the period April 7, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of the Trust as of December 31, 2000, the results of its operations and changes in its net assets for the period April 7, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
February 9, 2001

                           METLIFE POLICYHOLDER TRUST

                      STATEMENT OF ASSETS AND LIABILITIES
                               DECEMBER 31, 2000
                 (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)

ASSETS
Equity securities, at fair value (cost, $6,495,669).........  $15,924,866
Cash and cash equivalents...................................          309
Receivable for investments sold.............................        7,711
                                                              -----------
          Total assets......................................   15,932,886
                                                              -----------
LIABILITIES
Payable for investments purchased...........................          309
Payable for trust interests redeemed........................        7,711
                                                              -----------
          Total liabilities.................................        8,020
                                                              -----------
Commitments and contingencies (Note 3)

NET ASSETS..................................................  $15,924,866
                                                              ===========
Net assets consist of:
  Trust interests...........................................  $ 6,495,669
  Unrealized investment gains...............................    9,429,197
                                                              -----------
NET ASSETS, for 454,996,183 trust interests outstanding.....  $15,924,866
                                                              ===========
NET ASSET VALUE, offering price and redemption price per
  trust interest ($15,924,866/454,996,183 trust
  interests)................................................  $     35.00
                                                              ===========

See accompanying notes which are an integral part of these financial statements.

                           METLIFE POLICYHOLDER TRUST

                            STATEMENT OF OPERATIONS
                FOR THE PERIOD APRIL 7, 2000 (DATE OF INCEPTION)
                           THROUGH DECEMBER 31, 2000
                                 (IN THOUSANDS)

NET INVESTMENT INCOME.......................................  $   91,913
                                                              ----------
NET INVESTMENT GAINS
  Net realized investment gains.............................     307,103
  Change in unrealized investment gains.....................   9,429,197
                                                              ----------
NET GAIN....................................................   9,736,300
                                                              ----------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS........  $9,828,213
                                                              ==========

See accompanying notes which are an integral part of these financial statements.

                           METLIFE POLICYHOLDER TRUST

                       STATEMENT OF CHANGES IN NET ASSETS
                FOR THE PERIOD APRIL 7, 2000 (DATE OF INCEPTION)
                           THROUGH DECEMBER 31, 2000
                 (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)

INCREASE IN NET ASSETS
Operations
  Net investment income.....................................  $    91,913
  Net realized investment gains.............................      307,103
  Change in unrealized investment gains.....................    9,429,197
                                                              -----------
  NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS......    9,828,213
                                                              -----------
Distributions to holders of trust interests
  From net investment income................................      (91,913)
  From net realized investment gains........................     (307,103)
                                                              -----------
          TOTAL DISTRIBUTIONS...............................     (399,016)
                                                              -----------
Trust interest transactions
  Trust interests deposited into the Trust..................    7,046,150
  Trust interests issued....................................       31,292
  Cost of trust interests redeemed..........................     (581,773)
                                                              -----------
  NET INCREASE IN NET ASSETS RESULTING FROM TRUST INTEREST
     TRANSACTIONS...........................................    6,495,669
                                                              -----------
          TOTAL INCREASE IN NET ASSETS......................  $15,924,866
                                                              ===========
NET ASSETS
  Beginning of period.......................................           --
  End of period.............................................  $15,924,866
                                                              ===========
OTHER INFORMATION
Trust interest rollforward
  Trust interests deposited into the Trust, April 7, 2000...  494,466,664
  Issued, April 8, 2000-December 31, 2000...................    1,355,653
  Redeemed, April 8, 2000-December 31, 2000.................  (40,826,134)
                                                              -----------
  Balance, December 31, 2000................................  454,996,183
                                                              ===========

See accompanying notes which are an integral part of these financial statements.

                           METLIFE POLICYHOLDER TRUST

                         NOTES TO FINANCIAL STATEMENTS
           (DOLLAR AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE STATED)

1. SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF TRUST

     The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company.

     Under the Plan and the Trust Agreement, certain eligible policyholders of Metropolitan Life (the "Trust Eligible Policyholders") were allocated a number of interests in the Trust ("Trust Interests") equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the "Common Stock"), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the "Trust Shares") for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the "Beneficiaries"). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian.

     A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by the Holding Company pursuant to the Plan (the "Purchase and Sale Program"); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares after the first anniversary of the effective date of the reorganization of Metropolitan Life (the "Effective Date"); and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.

  BASIS OF PRESENTATION

     The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which require management to make certain estimates and assumptions at the date of the financial statements.

  EQUITY SECURITIES

     Equity securities are reported at their estimated fair value. Unrealized gains and losses on securities are recorded in the Statement of Operations. Realized gains and losses on sales of securities are determined on a first-in first-out basis. Cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares will be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. All security transactions are recorded on a trade date basis.

  CASH AND CASH EQUIVALENTS

     The Trust considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                           METLIFE POLICYHOLDER TRUST

  INCOME TAXES

     As a qualified regulated trust, the Trust is not subject to income taxes to the extent that it distributes substantially all of its taxable income in its fiscal year.

2. PURCHASE AND SALE PROGRAM

     The Plan provides that Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests), beginning on the first trading day following the 90th day after the Effective Date, July 7, 2000. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

     Beginning April 7, 2001, one year after the Effective Date, Beneficiaries may withdraw all, but not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian.

3. COMMITMENTS AND CONTINGENCIES

     The Trust is not as of the date of this filing a party to any pending legal proceeding.

4. BENEFICIARY VOTING RIGHTS

     The Trust Agreement provides the Trustee with directions as to the manner in which to vote, assent or consent the Trust Shares at all times during the term of the Trust. On all matters brought for a vote before the stockholders of the Holding Company, with the exception of a Beneficiary Consent Matter (as defined in the Trust Agreement), the Trustee will vote in accordance with the recommendation given by the Board of Directors of the Holding Company to its stockholders or, if no such recommendation is given, as directed by the Board. On all Beneficiary Consent Matters, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. The Trust Agreement also contains provisions allowing Beneficiaries to instruct the Custodian to withdraw their allocated Trust Shares to participate in any tender or exchange offer for the Common Stock and to make any cash or share election, or perfect any dissenter's rights, in connection with a merger of the Holding Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There are no directors, or executive officers of the Trust. The Trustee of the Trust is Wilmington Trust Company. The Custodian of the Trust is Mellon Investor Services, L.L.C.

                           METLIFE POLICYHOLDER TRUST

ITEM 11.  EXECUTIVE COMPENSATION.

     Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person is the beneficial owner of more than five percent of the Trust Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) The following documents are filed as part of this report:

     1. Financial Statements

        The financial statements are listed in the Index to Financial Statements on page 7.

     2. Financial Statement Schedules
       Not applicable.

     3. Exhibits

        The exhibits are listed in the Exhibit Index which begins on page E-1.

 (B) Reports on Form 8-K:

     There were no Reports on Form 8-K filed during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METLIFE POLICYHOLDER TRUST

                                          By: Wilmington Trust Company, not in
                                              its individual capacity, but
                                              solely as trustee

                                          By:      /s/ JOSEPH B. FEIL
                                            ------------------------------------
                                            Name: Joseph B. Feil
                                            Title: Senior Financial Services
                                              Officer

                                 EXHIBIT INDEX

    EXHIBIT NO.                              DESCRIPTION                                PAGE NO.
    -----------                              -----------                                --------
       4.1    --     MetLife Policyholder Trust Agreement, incorporated herein by reference to Exhibit 10.12 to the MetLife, Inc. Registration
                     Statement on Form S-1 (File No. 333-91517) (the
                     "Registration Statement").
       4.2    --     Amended and Restated Certificate of Incorporation of
                     MetLife, Inc., incorporated herein by reference to Exhibit
                     3.1 to MetLife, Inc.'s Annual Report on Form 10-K for the
                     fiscal year ended December 31, 2000 (the "Form 10-K").
       4.3    --     Amended and Restated By-laws of MetLife, Inc., incorporated herein by reference to Exhibit 3.2 to the Form 10-K.
       4.4    --     Form of Certificate of Common Stock, par value $0.01 per
                     share, incorporated herein by reference to Exhibit 4.1 to
                     the Registration Statement.
       4.5    --     Rights Agreement, between MetLife, Inc. and ChaseMellon
                     Shareholder Services, Inc., incorporated herein by reference to Exhibit 10.6 to the Form 10-K.