Form 10-K405
period 2001-12-31
METLIFE POLICYHOLDER TRUST
filed 2002-03-29
CIK 1110795

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 8, 2002, 410,338,504 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------
PART I            Item 1.      Business............................................................................     2
                  Item 2.      Properties..........................................................................     5
                  Item 3.      Legal Proceedings...................................................................     5
                  Item 4.      Submission of Matters to a Vote of Security Holders.................................     5
PART II           Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...............     6
                  Item 6.      Selected Financial Data.............................................................     6
                  Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                               of Operations.......................................................................     7
                  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..........................     8
                  Item 8.      Financial Statements and Supplementary Data.........................................     9
                  Item 9.      Changes in and Disagreements With Accountants on Accounting
                               and Financial Disclosure............................................................    16
PART III          Item 10.     Directors and Executive Officers of the Registrant..................................    17
                  Item 11.     Executive Compensation..............................................................    17
                  Item 12.     Security Ownership of Certain Beneficial Owners and Management......................    17
                  Item 13.     Certain Relationships and Related Transactions......................................    17
PART IV           Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................    18
SIGNATURES         ................................................................................................    19
EXHIBIT INDEX      ................................................................................................   E-1

                                     PART I

ITEM 1.  BUSINESS.

         The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (as amended, the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any other business or activity other than voting and holding the Trust Shares (as defined below) and certain closely-related activities, such as distributing cash dividends.

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

         A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by the Holding Company pursuant to the Plan (the "Purchase and Sale Program"); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.

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

In addition, if the Board of Directors of the Holding Company determines that there is, at any time, a material risk that the assets of the Trust may be characterized as "plan assets" under United States Department of Labor Reg.
Section 2510.3-101, as amended, the Board may direct the Trustee to distribute to the Custodian, for distribution to one or more Beneficiaries, a number of Trust Shares (not to exceed the total number of such Beneficiaries' Trust Interests) as the Board may determine to be necessary or appropriate to ensure that the assets of the Trust will not be so characterized as "plan assets."

         A transferee of Trust Interests will become subject to the Trust Agreement. Trust Interests are held in the name of the Custodian, which keeps a record of the Trust Interests of the Beneficiaries on a book-entry system maintained by the Custodian. The Trust Interests are not represented by certificates or other evidences of ownership.

         Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Beneficiaries holding a number of Trust Interests that is less than 1,000 are also entitled to purchase in the Purchase and Sale Program additional shares of Common Stock to be deposited in the Trust and allocated to the Beneficiary, subject to the limitation that, after such purchase, the Beneficiary will hold no more than 1,000 Trust Interests, and further, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

         Beneficiaries may withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian.

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

         A "Beneficiary Consent Matter" is a matter presented to stockholders of the Holding Company concerning the following:

                  (i) subject to certain conditions, a contested election of directors or the removal of a director,

                  (ii) a merger or consolidation, a sale, lease or exchange of all or substantially all of the assets or a recapitalization or dissolution of the Holding Company, if it requires a vote of stockholders under applicable Delaware law,

                  (iii) any transaction that would result in an exchange or conversion of Trust Shares for cash, securities or other property, and

                  (iv) proposals submitted to stockholders requiring the Board of Directors to amend the Holding Company's Stockholder Rights Plan, or redeem rights under that plan, other than a proposal with respect to which the Holding Company has received advice of nationally-recognized legal counsel to the effect that the proposal is not a proper subject for stockholder action under Delaware law.

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

         Upon termination of the Trust, the remaining Trust Shares will be distributed in book entry form to each Beneficiary, if book entry shares are permitted by applicable law, together with the Beneficiary's proportionate share of all unpaid distributions and dividends and interest earned thereon, if applicable. The Trust Agreement provides that the Holding Company may, in its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.

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

         On April 7, 2000, 494,466,664 shares of Common Stock were issued to the Trust. At December 31, 2001, transactions by Beneficiaries under the Purchase and Sale Program resulted in a decrease in the number of Trust Shares to 414,174,724.

         On December 14, 2001, the Holding Company paid a dividend of $.20 per share of its Common Stock to shareholders of record and Beneficiaries as of November 6, 2001.

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

ITEM 3.  LEGAL PROCEEDINGS.

         The Trust is not, as of the date of this filing, a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2001, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         No public market exists for the Trust Interests.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial information for the Trust. The financial information for the year ended December 31, 2001 and for the period April 7, 2000 (date of inception) to December 31, 2000 have been derived from the Trust's audited financial statements included elsewhere herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements appearing elsewhere herein.

                                                                                FOR THE PERIOD
                                                                                APRIL 7, 2000
                                                                 FOR THE           (DATE OF
                                                                YEAR ENDED       INCEPTION) TO
                                                                DECEMBER 31,     DECEMBER 31,
                                                                   2001               2000
                                                                ------------    -------------
                                                                   (Dollars in thousands)
CHANGES IN NET ASSET DATA
Operations
  Net investment income                                         $     84,064    $      91,913
  Net realized investment gains                                      288,283          307,103
  Change in net unrealized investment gains                       (2,230,398)       9,429,197
                                                                ------------    -------------
     Net (decrease) increase in net assets resulting from
       operations                                                 (1,858,051)       9,828,213
                                                                ------------    -------------
Distributions to holders of trust interests
  From net investment income                                         (84,064)         (91,913)
  From net realized investment gains                                (288,283)        (307,103)
                                                                ------------    -------------
     Total distributions                                            (372,347)        (399,016)
                                                                ------------    -------------
Trust interest transactions
  Trust interests deposited into the Trust                              --          7,046,150
  Trust interests issued                                              15,999           31,292
  Cost of trust interests redeemed                                  (258,136)        (581,773)
  Cost of trust interests withdrawn                                 (331,276)            --
                                                                ------------    -------------
  Net (decrease) increase in net assets resulting from trust
     interest transactions                                          (573,413)       6,495,669
                                                                ------------    -------------
  Total (decrease) increase in net assets                         (2,803,811)      15,924,866
Net assets
  Beginning of period                                             15,924,866             --
                                                                ------------    -------------
  End of period                                                 $ 13,121,055    $  15,924,866
                                                                ============    =============

BALANCE SHEET DATA


                                                                                       AT DECEMBER 31,
                                                                              ---------------------------------
                                                                                  2001                2000
                                                                              -------------       -------------
                                                                                   (IN THOUSANDS, EXCEPT
                                                                                   TRUST INTEREST AMOUNTS)
Assets:
Equity securities, at fair value                                              $  13,121,055       $  15,924,866
Other assets                                                                          4,493               8,020
                                                                              -------------       -------------
Total assets                                                                     13,125,548          15,932,886
                                                                              -------------       -------------

Total liabilities                                                                     4,493               8,020
                                                                              -------------       -------------
NET ASSETS                                                                    $  13,121,055       $  15,924,866
                                                                              =============       =============
Net assets consist of:
  Trust interests                                                             $   5,922,256       $   6,495,669
  Unrealized investment gains                                                     7,198,799           9,429,197
                                                                              -------------       -------------
NET ASSETS, for 414,174,724 and 454,996,183 trust interests outstanding,
  respectively                                                                $  13,121,055       $  15,924,866
                                                                              =============       =============

OTHER DATA


                                                                                   2001                2000
                                                                              -------------       -------------
Trust interest rollforward
  Trust interests, January 1, 2001                                              454,996,183                  --
  Trust interests deposited into the Trust, April 7, 2000                                --         494,466,664
  Trust interests issued                                                            540,804           1,355,653
  Trust interests redeemed                                                      (18,114,854)        (40,826,134)
  Trust interests withdrawn                                                     (23,247,409)                 --
                                                                              -------------       -------------
  Balance, December 31                                                          414,174,724         454,996,183
                                                                              =============       =============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust's financial statements. The critical accounting policies and related judgments underlying the Trust's financial statements require management to make subjective judgments that frequently require estimates about matters that are inherently uncertain. The Trust's general accounting policies are described in detail in Note 1 of Notes to Financial Statements.

         The Trust's principal investments are in equity securities, all of which are exposed to two primary sources of investment risk: credit and market valuation. The financial statement risks are those associated with the recognition of dividend income, impairments and the determination of fair values. The market valuation of equity securities can fluctuate in response to political, market and economic developments and effect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments.

RESULTS OF OPERATIONS

          FOR THE YEAR ENDED DECEMBER 31, 2001

          Net assets in the MetLife Policyholder Trust decreased $2,804 million for the year ended December 31, 2001. This decrease is primarily due to a change in unrealized gains on the Trust Shares and the impact of withdrawals by Beneficiaries from the Trust and the Purchase and Sale Program. Unrealized gains decreased $2,230 million and represent the difference between the market value and the cost basis of the Trust Shares at December 31, 2001. In addition, a net decrease of 17,574,050 Trust Interests in connection with the Purchase and Sale Program and a net decrease of 23,247,409 Trust Interests due to withdrawals by Beneficiaries from the Trust contributed to the decrease. Beginning on April 7, 2001, beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $242 million and $331 million decrease in net assets, respectively. Net investment income of $84 million, which consists of dividends received from the Holding Company's Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $288 million were fully distributed to Beneficiaries.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Trust's principal investments are in equity securities, all of which are exposed to two primary sources of investment risk: credit and market valuation. The financial statement risks are those associated with the recognition of dividend income, impairments and the determination of fair values. The market valuation of equity securities can fluctuate in response to political, market and economic developments and effect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                      Page
                                                                                                                      ----
Independent Auditors' Report.......................................................................................    10
Financial Statements as of December 31, 2001 and 2000 and for the year ended
December 31, 2001 and for the period April 7, 2000 (date of inception) through December 31, 2000:
         Statements of Assets and Liabilities......................................................................    11
         Statements of Operations..................................................................................    12
         Statements of Changes in Net Assets.......................................................................    13
         Notes to Financial Statements.............................................................................    14

                          INDEPENDENT AUDITORS' REPORT

MetLife Policyholder Trust:

         We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the "Trust") as of December 31, 2001 and 2000, and the related statements of operations and changes in net assets for the year ended December 31, 2001 and for the period April 7, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of the Trust as of December 31, 2001 and 2000, the results of its operations and changes in its net assets for the year ended December 31, 2001 and for the period April 7, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
March 13, 2002

                           METLIFE POLICYHOLDER TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                           DECEMBER 31, 2001 AND 2000
                  (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)

                                                                                       2001              2000
                                                                                    ------------   -------------
ASSETS

Equity securities, at fair value (cost, $5,922,256 and $6,495,669, respectively)    $ 13,121,055   $  15,924,866
Cash and cash equivalents                                                                     63             309
Receivable for investments sold                                                            4,430           7,711
                                                                                    ------------   -------------
     Total assets                                                                     13,125,548      15,932,886
                                                                                    ------------   -------------
LIABILITIES

Payable for investments purchased                                                             63             309
Payable for trust interests redeemed                                                       4,430           7,711
                                                                                    ------------   -------------
     Total liabilities                                                                     4,493           8,020
                                                                                    ------------   -------------
Commitments and contingencies (Note 3)
NET ASSETS                                                                          $ 13,121,055   $  15,924,866
                                                                                    =============  =============
Net assets consist of:
     Trust interests                                                                $  5,922,256   $   6,495,669
     Unrealized investment gains                                                       7,198,799       9,429,197
                                                                                    ------------   -------------
NET ASSETS, for 414,174,724 and 454,996,183 trust interests outstanding,
  respectively                                                                      $  13,121,055  $  15,924,866
                                                                                    =============  =============
NET ASSET VALUE, offering price and redemption price per trust interest
  ($13,121,055/ 414,174,724) and ($15,924,866/ 454,996,183) trust interests,
  respectively                                                                      $       31.68  $       35.00
                                                                                    =============  =============




                       See accompanying notes which are an
                  integral part of these financial statements.

                           METLIFE POLICYHOLDER TRUST

                            STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                FOR THE PERIOD APRIL 7, 2000 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                         2001              2000
                                                                     -----------       -----------
NET INVESTMENT INCOME                                                $    84,064       $    91,913
                                                                     -----------       -----------
NET INVESTMENT GAINS
   Net realized investment gains                                         288,283           307,103
   Change in net unrealized investment gains                          (2,230,398)        9,429,197
                                                                     -----------       -----------
NET GAIN (LOSS)                                                       (1,942,115)        9,736,300
                                                                     -----------       -----------
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS      $(1,858,051)      $ 9,828,213
                                                                     ===========       ===========




                       See accompanying notes which are an
                  integral part of these financial statements.

                           METLIFE POLICYHOLDER TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                FOR THE PERIOD APRIL 7, 2000 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000
                  (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)

                                                                                              2001          2000
                                                                                        ------------   -------------
Operations
  Net investment income                                                                 $     84,064   $      91,913
  Net realized investment gains                                                              288,283         307,103
  Change in net unrealized investment gains                                               (2,230,398)      9,429,197
                                                                                        ------------   -------------
  NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                         (1,858,051)      9,828,213
                                                                                        ------------   -------------
Distributions to holders of trust interests
  From net investment income                                                                 (84,064)        (91,913)
  From net realized investment gains                                                        (288,283)       (307,103)
                                                                                        ------------   -------------
     TOTAL DISTRIBUTIONS                                                                    (372,347)       (399,016)
                                                                                        ------------   -------------
Trust interest transactions
  Trust interests deposited into the Trust                                                        --       7,046,150
  Trust interests issued                                                                      15,999          31,292
  Cost of trust interests redeemed                                                          (258,136)       (581,773)
  Cost of trust interests withdrawn                                                         (331,276)             --
                                                                                        ------------   -------------
  NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM TRUST INTEREST TRANSACTIONS          (573,413)      6,495,669
                                                                                        ------------   -------------
  TOTAL (DECREASE) INCREASE IN NET ASSETS                                                 (2,803,811)     15,924,866
NET ASSETS
  Beginning of period                                                                     15,924,866              --
                                                                                        ------------   -------------
  End of period                                                                         $ 13,121,055   $  15,924,866
                                                                                        ============   =============
OTHER INFORMATION
Trust interest rollforward
  Trust interests, January 1, 2001                                                       454,996,183              --
  Trust interests deposited into the Trust, April 7, 2000                                         --     494,466,664
  Trust interests issued                                                                     540,804       1,355,653
  Trust interests redeemed                                                               (18,114,854)    (40,826,134)
  Trust interests withdrawn                                                              (23,247,409)             --
                                                                                        ------------   -------------
  Balance, December 31                                                                   414,174,724     454,996,183
                                                                                        ============   =============





                       See accompanying notes which are an
                  integral part of these financial statements.

                           METLIFE POLICYHOLDER TRUST

                          NOTES TO FINANCIAL STATEMENTS
            (DOLLAR AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE STATED)

1.       SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF TRUST

         The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (as amended, the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company.

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

 SUMMARY OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust's financial statements. The critical accounting policies and related judgments underlying the Trust's financial statements require management to make subjective judgments that frequently require estimates about matters that are inherently uncertain.

         The Trust's principal investments are in equity securities, all of which are exposed to two primary sources of investment risk: credit and market valuation. The financial statement risks are those associated with the recognition of dividend income, impairments and the determination of fair values. The market valuation of equity securities can fluctuate in response to political, market and economic developments and effect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments.

 GENERAL ACCOUNTING POLICIES

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

         Beginning April 7, 2001, one year after the Effective Date, Beneficiaries may withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         There are no directors or executive officers of the Trust. The Trustee of the Trust is Wilmington Trust Company. The Custodian of the Trust is Mellon Investor Services, L.L.C, formerly known as ChaseMellon Shareholder Services LLC.

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

(B)      Reports on Form 8-K:

         There were no Reports on Form 8-K filed during the fourth quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 2002

                               METLIFE POLICYHOLDER TRUST


                               By:  Wilmington Trust Company, not in its
                                    individual capacity, but solely as trustee
                                    for the Trust

                               By:            /s/ JOSEPH B. FEIL
                                  ----------------------------------------------
                                    Name: Joseph B. Feil
                                    Title: Senior Financial Services Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.                           DESCRIPTION                                             PAGE NO.
-------                       -----------                                             --------
4.1    --  MetLife Policyholder Trust Agreement, incorporated herein by reference to Exhibit 10.12 to the MetLife, Inc. Registration
           Statement on Form S-1 (File No. 333-91517) (the "S-1 Registration
           Statement").

4.2    --  Amended and Restated Certificate of Incorporation of MetLife, Inc.,
           incorporated herein by reference to Exhibit 3.1 to MetLife, Inc.'s
           Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual Report").

4.3    --  Amended and Restated By-laws of MetLife, Inc., incorporated herein by reference to Exhibit 3.2 to the 2000 Annual Report.

4.4    --  Form of Certificate of Common Stock, par value $0.01 per share, incorporated herein by reference to Exhibit 4.1 to the S-1
           Registration Statement.

4.5    --  Rights Agreement, between MetLife, Inc. and ChaseMellon Shareholder
           Services, Inc., incorporated herein by reference to Exhibit 10.6 to the 2000 Annual Report.

4.6    --  Amendment to MetLife Policyholder Trust Agreement.                              22