Form 10-K
period 2002-12-31
METLIFE POLICYHOLDER TRUST
filed 2003-03-31
CIK 1110795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------

                                    FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              RODNEY SQUARE NORTH
                            1100 NORTH MARKET STREET
                              WILMINGTON, DE 19890
                                 (302) 651-1000
(ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             BENEFICIAL INTERESTS IN THE METLIFE POLICYHOLDER TRUST

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         As of March 7, 2003, 387,067,120 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------

PART I       Item 1.   Business............................................................................     2
             Item 2.   Properties..........................................................................     5
             Item 3.   Legal Proceedings...................................................................     5
             Item 4.   Submission of Matters to a Vote of Security Holders.................................     6
PART II      Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............     7
             Item 6.   Selected Financial Data.............................................................     7
             Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                       of Operations.......................................................................     8
             Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........................     9
             Item 8.   Financial Statements and Supplementary Data.........................................    10
             Item 9.   Changes in and Disagreements With Accountants on Accounting
                       and Financial Disclosure............................................................    17
PART III     Item 10.  Directors and Executive Officers of the Registrant..................................    18
             Item 11.  Executive Compensation..............................................................    18
             Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                       Related Stockholder Matters.........................................................    18
             Item 13.  Certain Relationships and Related Transactions......................................    18
             Item 14.  Controls and Procedures.............................................................    18
PART IV      Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................    19
SIGNATURES         ........................................................................................    20
CERTIFICATION    ..........................................................................................    21
EXHIBIT INDEX      ........................................................................................    22



                                     PART I

ITEM 1.  BUSINESS.

         The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (as amended, the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any other business or activity other than voting and holding the Trust Shares (as defined below) and certain closely-related activities, such as distributing cash dividends.

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

         On April 7, 2000, 494,466,664 shares of Common Stock were issued to the Trust. At December 31, 2002, transactions by Beneficiaries under the Purchase and Sale Program resulted in a decrease in the number of Trust Shares to 390,029,917.

         On December 13, 2002, the Holding Company paid a dividend of $0.21 per share of its Common Stock to shareholders of record and Beneficiaries as of November 8, 2002. On December 14, 2001, the Holding Company paid a dividend of $0.20 per share of its Common Stock to stockholders of record and Beneficiaries as of November 6, 2001.

         The Beneficiaries of the Trust are directed to the Holding Company's Annual Report to Stockholders and the Exchange Act filings of the Holding Company for information regarding the Holding Company. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of the Holding Company. The Trustee relies on receiving information, reports and representations from the Holding Company and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.

ITEM 2.  PROPERTIES.

         The Trust does not as of the date of this filing hold in fee, own, beneficially hold or lease any physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

         The Trust is not, as of the date of this filing, a party to any pending legal proceeding. However, the Trustee, the Holding Company, Metropolitan Life and certain present and former individual directors and officers of Metropolitan Life are named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Texas in

July 2002 on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. Plaintiffs' allegations concern the treatment of the cost of the settlement in connection with the demutualization of Metropolitan Life and the adequacy and accuracy of the disclosure, particularly with respect to those costs. Plaintiffs seek compensatory, treble and punitive damages, as well as attorneys' fees and costs. The defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted in February 2003. The defendants' motion to dismiss is pending. Plaintiffs have filed a motion for class certification, which the Texas court has adjourned. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2002, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         No public market exists for the Trust Interests.

         The Trust has no equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.


         The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2002 and 2001 and for the period April 7, 2000 (date of inception) to December 31, 2000 and at December 31, 2002 and 2001 has been derived from the Trust's audited financial statements included elsewhere herein. The financial information at December 31, 2000 has been derived from the Trust's audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements appearing elsewhere herein.



                                                                                       For the Period
                                                         For the Years Ended            April 7, 2000
                                                            December 31,             (date of inception)
                                                     --------------------------        to December 31,
                                                        2002            2001                2000
                                                     ----------      ----------        ---------------
                                                                        (In thousands)
CHANGES IN NET ASSETS DATA

Operations
  Net investment income ..........................   $    83,475       $    84,064        $    91,913
  Net realized investment gains ..................       209,151           288,283            307,103
  Change in net unrealized investment gains ......    (2,234,370)       (2,230,398)         9,429,197
                                                     -----------       -----------        -----------
    Net (decrease) increase in assets
     resulting from operations ...................    (1,941,744)       (1,858,051)         9,828,213
                                                     -----------       -----------        -----------

Distributions to holders of trust interests
  From net investment income .....................       (83,475)          (84,064)           (91,913)
  From net realized investment gains .............      (209,151)         (288,283)          (307,103)
                                                     -----------       -----------        -----------
    Total distributions ..........................      (292,626)         (372,347)          (399,016)
                                                     -----------       -----------        -----------

Trust interest transactions
  Trust interests deposited into the Trust .......            --                --          7,046,150
  Trust interests issued .........................         7,593            15,999             31,292
  Cost of trust interests redeemed ...............      (200,457)         (258,136)          (581,773)
  Cost of Trust interests withdrawn ..............      (147,412)         (331,276)                --
                                                     -----------       -----------        -----------
  Net (decrease) increase in net assets resulting
   from trust interest transactions .............       (340,276)         (573,413)         6,495,669
                                                     -----------       -----------        -----------
  Total (decrease) increase in net assets .......     (2,574,646)       (2,803,811)        15,924,866

Net assets
  Beginning of period ..........................      13,121,055        15,924,866                 --
                                                     -----------       -----------        -----------
  End of period ................................     $10,546,409       $13,121,055        $15,924,866
                                                     ===========       ===========        ===========


                                                                            At December 31,
                                                        ------------------------------------------------
BALANCE SHEET DATA                                          2002                2001             2000
                                                        -----------         -----------      -----------
                                                          (In thousands, except Trust interest amounts)


Assets:
Equity securities, at fair value                       $ 10,546,409        $ 13,121,055     $ 15,924,866
Other assets                                                  8,644               4,493            8,020
                                                        -----------         -----------      -----------
Total assets                                             10,555,053          13,125,548       15,932,886
                                                        -----------         -----------      -----------

Total liabilities                                             8,644               4,493            8,020
                                                        -----------         -----------      -----------
NET ASSETS                                             $ 10,546,409        $ 13,121,055      $15,924,866
                                                        ===========         ===========      ===========
Net assets consist of:
  Trust interests                                       $ 5,581,980         $ 5,922,256      $ 6,495,669
  Unrealized investment gains                             4,964,429           7,198,799        9,429,197
                                                        -----------         -----------      -----------
NET ASSETS, for 390,029,917, 414,174,724 and
 454,996,183  trust interests outstanding,
 respectively                                          $ 10,546,409        $ 13,121,055     $ 15,924,866
                                                        ===========         ===========      ===========


OTHER DATA                                                   2002             2001             2000
                                                       ---------------   ---------------  ---------------
Trust interest rollforward
  Trust interests, January 1                               414,174,724       454,996,183               --
  Trust interests deposited into the
    Trust, April 7, 2000                                            --                --      494,466,664
  Trust interests issued                                       267,080           540,804        1,355,653
  Trust interests redeemed                                 (14,067,171)      (18,114,854)     (40,826,134)
  Trust interests withdrawn                                (10,344,716)      (23,247,409)              --
                                                       ---------------   ---------------  ---------------
    Balance, December 31                                   390,029,917       414,174,724      454,996,183
                                                       ===============   ===============  ===============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

          Net assets in the MetLife Policyholder Trust decreased $2,575 million, or 20%, to $10,546 million for the year ended December 31, 2002 from $13,121 million for the comparable 2001 period. This decrease is primarily due to (i) a change in unrealized gains on the Trust Shares, (ii)the impact of withdrawals by Beneficiaries from the Trust and (iii)activity under the MetLife, Inc. Purchase and Sale Program. Unrealized gains decreased $2,234 million from the prior year and represent the difference between the fair value and the cost basis of the Trust Shares at December 31, 2002. In addition, a net decrease of 13,800,091 Trust Interests in connection with the MetLife, Inc. Purchase and Sale Program and a net decrease of 10,344,716 Trust Interests due to withdrawals by Beneficiaries from the Trust contributed to the decrease. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $193 million and $147 million decrease in net assets, respectively. Net investment income of $83 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $209 million were fully distributed to Beneficiaries.

   YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

          Net assets in the MetLife Policyholder Trust decreased $2,804 million, or 18%, to $13,121 million for the year ended December 31, 2001 from $15,925 million for the comparable 2000 period. This decrease is primarily due to (i) a change in unrealized gains on the Trust Shares, (ii) the impact of withdrawals by Beneficiaries from the Trust and (iii) activity under the MetLife, Inc. Purchase and Sale Program. Unrealized gains decreased $2,230 million from the prior year and represent the difference between the fair value and the cost basis of the Trust Shares at December 31, 2001. In addition, a net decrease of 17,574,050 Trust Interests in connection with the MetLife, Inc. Purchase and Sale Program and a net decrease of 23,247,409 Trust Interests due to withdrawals by Beneficiaries from the Trust contributed to the decrease. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $242 million and $331 million decrease in net assets, respectively. Net investment income of $84 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $288 million were fully distributed to Beneficiaries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Trust's principal investments are in equity securities, all of which are exposed to two primary sources of investment risk: credit and market valuation. The financial statement risks are those associated with the recognition of dividend income, impairments and the determination of fair values. The market valuation of equity securities can fluctuate in response to political, market and economic developments and affect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                Page


Independent Auditors' Report.................................................................................    11
Financial Statements as of December 31, 2002 and 2001 and for the years ended
December 31, 2002 and 2001 and for the period April 7, 2000 (date of inception) through December 31, 2000:
         Statements of Assets and Liabilities................................................................    12
         Statements of Operations............................................................................    13
         Statements of Changes in Net Assets.................................................................    14
         Notes to Financial Statements.......................................................................    15


                          INDEPENDENT AUDITORS' REPORT


MetLife Policyholder Trust:

         We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the "Trust") as of December 31, 2002 and 2001, and the related statements of operations and changes in net assets for the years ended December 31, 2002 and 2001 and for the period April 7, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2002 and 2001, the results of its operations and changes in its net assets for the years ended December 31, 2002 and 2001 and for the period April 7, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


New York, New York
March 26, 2003

                           METLIFE POLICYHOLDER TRUST


                      STATEMENTS OF ASSETS AND LIABILITIES
                           DECEMBER 31, 2002 AND 2001
                  (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)


                                                           2002            2001
                                                           ----            ----
ASSETS

Equity securities, at fair value (cost, $5,581,980
  and $5,922,256, respectively)                          $10,546,409   $13,121,055
Cash and cash equivalents                                         96            63
Receivable for investments sold                                8,548         4,430
                                                         -----------   -----------
    Total assets                                          10,555,053    13,125,548
                                                         -----------   -----------

LIABILITIES

Payable for investments purchased                                 96           63
Payable for trust interests redeemed                           8,548        4,430
                                                         -----------   -----------
    Total liabilities                                          8,644        4,493
                                                         -----------   -----------
Commitments and contingencies (Note 3)

NET ASSETS                                               $10,546,409   $13,121,055
                                                         ===========   ===========
Net assets consist of:
   Trust interests                                       $ 5,581,980   $ 5,922,256
   Unrealized investment gains                             4,964,429     7,198,799
                                                         -----------   -----------
NET ASSETS, for 390,029,917 and 414,174,724 trust
  interests outstanding, respectively                    $10,546,409   $13,121,055
                                                         ===========   ===========
NET ASSET VALUE, offering price and redemption
  price per trust interest ($10,546,409/390,029,917)
  and ($13,121,055/414,174,724) trust interests,
  respectively                                           $     27.04   $     31.68
                                                         ===========   ===========














SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           METLIFE POLICYHOLDER TRUST



                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                FOR THE PERIOD APRIL 7, 2000 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000
                                 (IN THOUSANDS)







                                                2002            2001          2000
                                              ----------     -----------    ---------

NET INVESTMENT INCOME                         $    83,475    $    84,064   $   91,913
                                              -----------    -----------   ----------
NET INVESTMENT GAINS
   Net realized investment gains                  209,151        288,283      307,103
   Change in net unrealized investment gains   (2,234,370)    (2,230,398)   9,429,197
                                              -----------    -----------   ----------
NET (LOSS) GAIN                                (2,025,219)    (1,942,115)   9,736,300
                                              -----------    -----------   ----------
NET (DECREASE) INCREASE IN NET
  ASSETS RESULTING FROM OPERATIONS            $(1,941,744)   $(1,858,051)  $9,828,213
                                              ===========    ===========   ==========









 SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                           METLIFE POLICYHOLDER TRUST



                       STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                FOR THE PERIOD APRIL 7, 2000 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000
                  (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)


                                                                   2002              2001             2000
                                                               -----------       -----------       -----------
Operations
   Net investment income                                      $     83,475       $    84,064       $    91,913
   Net realized investment gains                                   209,151           288,283           307,103
   Change in net unrealized investment gains                    (2,234,370)       (2,230,398)        9,429,197
                                                               -----------       -----------       -----------
   NET (DECREASE) INCREASE IN NET ASSETS RESULTING
    FROM OPERATIONS                                             (1,941,744)       (1,858,051)        9,828,213
                                                               -----------       -----------       -----------
Distributions to holders of trust interests
   From net investment income                                      (83,475)          (84,064)          (91,913)
   From net realized investment gains                             (209,151)         (288,283)         (307,103)
                                                               -----------       -----------       -----------
      TOTAL DISTRIBUTION                                          (292,626)         (372,347)         (399,016)
                                                               -----------       -----------       -----------
Trust interest transactions
   Trust interests deposited into the Trust                          --                --            7,046,150
   Trust interests issued                                            7,593            15,999            31,292
   Cost of trust interests redeemed                               (200,457)         (258,136)         (581,773)
   Cost of trust interests withdrawn                              (147,412)         (331,276)            --
                                                               -----------       -----------       -----------
   NET (DECREASE) INCREASE IN NET ASSETS RESULTING
    FROM TRUST INTEREST TRANSACTIONS                              (340,276)         (573,413)        6,495,669
                                                               -----------       -----------       -----------
   TOTAL (DECREASE) INCREASE IN NET ASSETS                      (2,574,646)       (2,803,811)       15,924,866

NET ASSETS
   Beginning of period                                          13,121,055        15,924,866             --
                                                               -----------       -----------       -----------
   End of Period                                              $ 10,546,409      $ 13,121,055      $ 15,924,866
                                                               ===========       ===========       ===========
OTHER INFORMATION
Trust interest rollforward
   Trust interests, January 1                                  414,174,724       454,996,183             --
   Trust interests deposited into the Trust, April 7, 2000           --               --           494,466,664
   Trust interests issued                                          267,080           540,804         1,355,653
   Trust interests redeemed                                    (14,067,171)      (18,114,854)      (40,826,134)
   Trust interests withdrawn                                   (10,344,716)      (23,247,409)            --
                                                               -----------       -----------       -----------
   Balance, December 31                                        390,029,917       414,174,724       454,996,183
                                                               ===========       ===========       ===========





              SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS.

                           METLIFE POLICYHOLDER TRUST

                          NOTES TO FINANCIAL STATEMENTS
            (DOLLAR AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE STATED)

1.  SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF TRUST

         The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (as amended, the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any other business or activity other than voting and holding the Trust Shares (as defined below) and certain closely-related activities, such as distributing cash dividends.

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


 SIGNIFICANT ACCOUNTING POLICIES

         EQUITY SECURITIES

         Equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded in the Statement of Operations. Realized gains and losses on sales of securities are determined on a first-in first-out basis. Cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares will be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. All security transactions are recorded on a trade date basis.

         CASH AND CASH EQUIVALENTS

         The Trust considers all investments purchased with an original maturity of three months or less to be cash equivalents.

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

3.  COMMITMENTS AND CONTINGENCIES

         The Trust is not as of the date of this filing a party to any pending legal proceeding. However, the Trustee, the Holding Company, Metropolitan Life, and certain present and former individual directors and officers of Metropolitan Life are named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Texas in July 2002 on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. Plaintiffs' allegations concern the treatment of the cost of the settlement in connection with the demutualization of Metropolitan Life and the adequacy and accuracy of the disclosure, particularly with respect to those costs. Plaintiffs seek compensatory, treble and punitive damages, as well as attorneys' fees and costs. The defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted in February 2003. The defendants' motion to dismiss is pending. Plaintiffs have filed a motion for class certification which the Texas court has adjourned. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest them vigorously.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         There are no directors, executive officers or employees of the Trust. The Trustee of the Trust is Wilmington Trust Company. The Custodian of the Trust is Mellon Investor Services, L.L.C, formerly known as ChaseMellon Shareholder Services LLC.

ITEM 11.  EXECUTIVE COMPENSATION.

         Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         No person is the beneficial owner of more than five percent of the Trust Interests.

         The Trust has no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not Applicable.

ITEM 14.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Based on his evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), Joseph B. Feil, Assistant Vice President of Wilmington Trust Company, the Trustee of the Trust, has concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective for the purposes set forth in the definition thereof in Rule 13a-14(c).

         Change in Internal Controls. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) The following documents are filed as part of this report:

         1.       Financial Statements
                  The financial statements are listed in the Index to Financial Statements on page 10.

         2.       Financial Statement Schedules
                  Not applicable.

         3.       Exhibits
                  The exhibits are listed in the Exhibit Index which begins on page 22.

(B)      Reports on Form 8-K:

         There were no Reports on Form 8-K filed during the fiscal year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 31, 2003

                                         METLIFE POLICYHOLDER TRUST


                                         By:  Wilmington Trust Company, not in
                                              its individual capacity, but
                                              solely as trustee for the Trust


                                         By: /s/ JOSEPH B. FEIL
                                            -----------------------------------
                                            Name:  Joseph B. Feil
                                            Title: Assistant Vice President

                            SECTION 302 CERTIFICATION

I, Joseph B. Feil, certify that:

1.   I have reviewed this annual report on Form 10-K of MetLife
     Policyholder Trust, for which Wilmington Trust Company acts as Trustee;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the period presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

     a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by MetLife, Inc. and ChaseMellon Shareholder Services LLC.

Date: March 31, 2003


                                       By:     /S/ JOSEPH B. FEIL
                                               -------------------------
                                                    Joseph B. Feil
                                                Assistant Vice President
                                                Wilmington Trust Company

                                  EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION                                   PAGE NO.
----------                           -----------                                   --------
4.1    --   MetLife Policyholder Trust Agreement, incorporated herein by reference to Exhibit 10.12 to the MetLife, Inc. Registration
            Statement on Form S-1 (File No. 333-91517) (the "S-1
            Registration Statement").

4.2    --   Amended and Restated Certificate of Incorporation of MetLife, Inc.,
            incorporated herein by reference to Exhibit 3.1 to MetLife, Inc.'s
            Annual Report on Form 10-K for the fiscal year ended December 31,
            2000 (the "2000 Annual Report").

4.3    --   Amended and Restated By-laws of MetLife, Inc., incorporated herein by reference to Exhibit 3.2 to the 2000 Annual Report.

4.4    --   Form of Certificate of Common Stock, par value $0.01 per share, incorporated herein by reference to Exhibit 4.1 to the S-1
            Registration Statement.

4.5    --   Rights Agreement, between MetLife, Inc. and ChaseMellon Shareholder
            Services, Inc., incorporated herein by reference to Exhibit 10.6 to the 2000 Annual Report.

4.6    --   Amendment to MetLife Policyholder Trust Agreement, incorporated herein by reference to Exhibit 4.6 to the MetLife Policyholder
            Trust's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2001.

99.1   --   Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to       23
            Section 906 of the Sarbanes-Oxley Act of 2002.
