Form 10-K
period 2003-12-31
METLIFE POLICYHOLDER TRUST
filed 2004-03-30
CIK 1110795

-===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

      As of March 1, 2004, 351,051,700 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE.
================================================================================

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I    Item 1.  Business                                                                            4
          Item 2.  Properties                                                                          6
          Item 3.  Legal Proceedings                                                                   7
          Item 4.  Submission of Matters to a Vote of Security Holders                                 7

PART II   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters               8
          Item 6.  Selected Financial Data                                                             8
          Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                       9
          Item 7A. Quantitative and Qualitative Disclosures About Market Risk                         10
          Item 8.  Financial Statements and Supplementary Data                                        11
          Item 9.  Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure                                                           17
          Item 9A. Controls and Procedures                                                            17

PART III  Item 10. Directors and Executive Officers of the Registrant                                 18
          Item 11. Executive Compensation                                                             18
          Item 12. Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters                                                        18
          Item 13. Certain Relationships and Related Transactions                                     18
          Item 14. Principal Accountant Fees and Services                                             18

PART IV   Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   20

SIGNATURES                                                                                            21

EXHIBIT INDEX                                                                                         22

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results of the Registrant, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon current expectations and beliefs concerning future developments and their potential effects on the MetLife Policyholder Trust (the "Trust"). Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in state unclaimed property laws;
(ii) results of litigation, arbitration or regulatory investigations; (iii) the effects of business disruption due to terrorism or other hostilities; and (iv) other risks and uncertainties described from time to time in the Trust's filings with the U.S. Securities and Exchange Commission. The Trust specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                     PART I

ITEM 1. BUSINESS.

      The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (as amended, the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees.

      Under the Plan and the Trust Agreement, each policyholder's membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the "Trust Eligible Policyholders") received, in exchange for that interest, a number of interests in the Trust ("Trust Interests") equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the "Common Stock"), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the "Trust Shares") for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the "Beneficiaries"). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. At December 31, 2003, transactions by Beneficiaries under the Purchase and Sale Program (as defined below) resulted in a decrease in the number of Trust Shares to 362,463,884.

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

      As a general rule, Beneficiaries are prohibited from selling, assigning, transferring, encumbering, or granting any option or any other interest in their Trust Interests; however, Trust Interests may be transferred:

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

In addition, if the Board of Directors of the Holding Company determines, based on the advice of legal counsel, that there is, at any time, a material risk that the assets of the Trust may be characterized as "plan assets" under United States Department of Labor Reg. Section 2510.3-101, as amended, the Board may direct the Trustee to distribute to the Custodian, for distribution to one or more Beneficiaries, a number of Trust Shares (not to exceed the total number of such Beneficiaries' Trust Interests) as the Board may determine to be necessary or appropriate to ensure that the assets of the Trust will not be so characterized as "plan assets."

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

      The Trust Agreement provides the Trustee with directions as to the manner in which to vote, assent or consent the Trust Shares at all times during the term of the Trust. On all matters brought for a vote before the stockholders of the Holding Company, with the exception of a Beneficiary Consent Matter (as defined below), the Trustee will vote or abstain from voting in accordance with the recommendation given by the Board of Directors of the Holding Company to its stockholders or, if no such recommendation is given, as directed by the Board. On all Beneficiary Consent Matters, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. The Trust Agreement also contains provisions allowing Beneficiaries to instruct the Custodian to withdraw their allocated Trust Shares to participate in any tender or exchange offer for the Common Stock and to make any cash or share election, or perfect any dissenter's rights, in connection with a merger of the Holding Company.

      A "Beneficiary Consent Matter" is a matter presented to stockholders of the Holding Company concerning the following:

            (i) subject to certain conditions, a contested election of directors or the removal of a director,

            (ii) a merger or consolidation, a sale, lease or exchange of all or substantially all of the property or assets or a recapitalization or dissolution of the Holding Company, if it requires a vote of stockholders under applicable Delaware law,

            (iii) any transaction that would result in an exchange or conversion of Trust Shares for cash, securities or other property, and

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

      The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares will be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends will be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by the Holding Company to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by the Holding Company to its stockholders will be held and distributed by the Trustee to the Beneficiaries in proportion to their Trust Interests.

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

      Upon termination of the Trust, the remaining Trust Shares will be distributed in book entry form to each Beneficiary, or as otherwise directed by such Beneficiary, together with the Beneficiary's proportionate share of all unpaid distributions and dividends and interest earned thereon, if applicable. The Trust Agreement provides that the Holding Company may, in its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.

      The Trust Agreement may be amended from time to time by the Trustee, the Custodian, the Holding Company and Metropolitan Life, without the consent of any Beneficiary, (i) to cure any ambiguity, correct or supplement any provision therein that may be inconsistent with any other provision therein, or to make any other provision with respect to matters or questions arising under the Trust Agreement, which will not be inconsistent with the other provisions of the Trust Agreement, provided that the action does not adversely affect the Trust Interests of the Beneficiaries, (ii) to modify, eliminate or add to any provisions of the Trust Agreement to such extent as will be necessary to ensure that the Trust will be classified for United States federal income tax purposes as a grantor trust at all times or to ensure that the Trust will not be required to register as an investment company under the Investment Company Act of 1940, as amended, or (iii) to reflect the effect of a merger or consolidation in which the Holding Company is not the surviving corporation and the other company into which the Holding Company is merged or consolidated assumes its obligations under the Trust Agreement. The Trust Agreement may also be amended or provisions thereof waived with the consent of Beneficiaries representing more than one-half of the Trust Interests, provided that no such amendment or waiver will, without the consent of each Beneficiary affected thereby, reduce the Trust Interests or otherwise eliminate or materially postpone the right of any Beneficiary to receive dividends or other distributions or to make elections under the Purchase and Sale Program or to withdraw Trust Shares.

      Beneficiaries will not have any preemptive rights with respect to the Trust Interests. There is no provision for any sinking fund with respect to the Trust Interests.

      On December 15, 2003, the Holding Company paid an annual dividend of $0.23 per share of its Common Stock to shareholders of record and Beneficiaries as of November 7, 2003. On December 13, 2002, the Holding Company paid an annual dividend of $0.21 per share of its Common Stock to shareholders of record and Beneficiaries as of November 8, 2002.

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

ITEM 3. LEGAL PROCEEDINGS.

      The Trust is not, as of the date of this filing, a party to any pending legal proceeding. However, the Trustee, the Holding Company, Metropolitan Life and certain present and former individual directors and officers of Metropolitan Life were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Texas in July 2002 on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. After the defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted, plaintiffs filed an amended complaint that dropped all claims against the Trustee and the individual directors and officers. In the amended complaint, plaintiffs alleged that the treatment of the cost of the sales practices settlement in connection with the demutualization of Metropolitan Life breached the terms of the settlement. Plaintiffs sought compensatory and punitive damages, as well as attorneys' fees and costs. In October 2003, the court granted the defendants' motion to dismiss the action. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. In January 2004, the appeal was dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the year ended December 31, 2003, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      No public market exists for the Trust Interests.


ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2003, 2002 and 2001 and for the period April 7, 2000 (date of inception) to December 31, 2000 and at December 31, 2003, 2002 and 2001 has been derived from the Trust's audited financial statements included elsewhere herein. The financial information at December 31, 2000 has been derived from the Trust's audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements appearing elsewhere herein.

                                                                                                                 FOR THE PERIOD
                                                                   FOR THE YEARS ENDED DECEMBER 31,               APRIL 7, 2000
                                                          --------------------------------------------------   (DATE OF INCEPTION)
                                                              2003               2002               2001       TO DECEMBER 31, 2000
                                                          ------------       ------------       ------------   --------------------
                                                                                     (IN THOUSANDS)
CHANGES IN NET ASSETS DATA
Operations
   Net investment income                                  $     84,006       $     83,475       $     84,064       $     91,913
   Net realized investment gains                               164,731            209,151            288,283            307,103
   Change in net unrealized investment gains                 2,047,797         (2,234,370)        (2,230,398)         9,429,197
                                                          ------------       ------------       ------------       ------------
      Net (decrease) increase in net assets resulting
        from operations                                      2,296,534         (1,941,744)        (1,858,051)         9,828,213
                                                          ------------       ------------       ------------       ------------

Distributions to holders of trust interests
   From net investment income                                  (84,006)           (83,475)           (84,064)           (91,913)
   From net realized investment gains                         (164,731)          (209,151)          (288,283)          (307,103)
                                                          ------------       ------------       ------------       ------------
      Total distributions                                     (248,737)          (292,626)          (372,347)          (399,016)
                                                          ------------       ------------       ------------       ------------
Trust interest transactions
   Cost of trust interests deposited into the Trust                 --                 --                 --          7,046,150
   Cost of trust interests issued                                5,523              7,593             15,999             31,292
   Cost of trust interests redeemed                           (163,428)          (200,457)          (258,136)          (581,773)
   Cost of trust interests withdrawn                          (232,142)          (147,412)          (331,276)                --
                                                          ------------       ------------       ------------       ------------
   Net (decrease) increase in net asses resulting from
      trust interest transactions                             (390,047)          (340,276)          (573,413)         6,495,669
                                                          ------------       ------------       ------------       ------------

   Total increase (decrease) in net asses                    1,657,750         (2,574,646)        (2,803,811)        15,924,866
Net assets
   Beginning of period                                      10,546,409         13,121,055         15,924,866                 --
                                                          ------------       ------------       ------------       ------------
   End of period                                          $ 12,204,159       $ 10,546,409       $ 13,121,055       $ 15,924,866
                                                          ============       ============       ============       ============

                                                                                          AT DECEMBER 31,
                                                                  --------------------------------------------------------------
BALANCE SHEET DATA                                                    2003             2002             2001             2000
                                                                  -----------      -----------      -----------      -----------
                                                                           (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)
Assets:
Equity securities, at fair value                                  $12,204,159      $10,546,409      $13,121,055      $15,924,866
Other assets                                                            5,626            8,644            4,493            8,020
                                                                  -----------      -----------      -----------      -----------
Total assets                                                       12,209,785       10,555,053       13,125,548       15,932,886
                                                                  -----------      -----------      -----------      -----------

Total liabilities                                                       5,626            8,644            4,493            8,020
                                                                  -----------      -----------      -----------      -----------
NET ASSETS                                                        $12,204,159      $10,546,409      $13,121,055      $15,924,866
                                                                  ===========      ===========      ===========      ===========
Net assets consist of
   Trust interests                                                $ 5,191,933      $ 5,581,980      $ 5,922,256      $ 6,495,669
   Unrealized investment gains                                      7,012,226        4,964,429        7,198,799        9,429,197
                                                                  -----------      -----------      -----------      -----------
NET ASSETS, for 362,463,884, 390,029,917, 414,174,724
   and 454,996,183 trust interests outstanding, respectively      $12,204,159      $10,546,409      $13,121,055      $15,924,866
                                                                  ===========      ===========      ===========      ===========

OTHER DATA                                       2003               2002               2001               2000
                                             ------------       ------------       ------------       ------------
Trust interest rollforward
    Trust interests, January l                390,029,917        414,174,724        454,996,183                 --
    Trust interests, deposited into the
        Trust, April 7, 2000                           --                 --                 --        494,466,664
    Trust interests issued                        193,261            267,080            540,804          1,355,653
    Trust interests redeemed                  (11,468,650)       (14,067,171)       (18,114,854)       (40,826,134)
    Trust interests withdrawn                 (16,290,644)       (10,344,716)       (23,247,409)                --
                                             ------------       ------------       ------------       ------------
    Balance, December 31                      362,463,884        390,029,917        414,174,724        454,996,183
                                             ============       ============       ============       ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31,
2002

      Executive Summary

      The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (as amended, the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the shares of common stock of MetLife, Inc. issued to the Trust for the benefit of certain eligible policyholders of Metropolitan Life under the Plan and the Trust Agreement (the "Trust Shares") and certain closely related activities, such as distributing cash dividends.

      Under the Plan and the Trust Agreement, each policyholder's membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the "Trust Eligible Policyholders") received, in exchange for that interest, a number of interests in the Trust ("Trust Interests") equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the "Common Stock"), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the Trust Shares for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the "Beneficiaries").

      The number of Trust Interests outstanding at December 31, 2003 and 2002 was 362,463,884 and 390,029,917, respectively. The decrease of 27,566,033 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed and Trust Interests withdrawn. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

      Discussion of Results

      Net assets in the MetLife Policyholder Trust increased $1,658 million, or 16%, to $12,204 million for the year ended December 31, 2003 from $10,546 million for the comparable 2002 period. This increase is primarily due to a change in unrealized gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program. Unrealized gains increased $2,048 million from the prior year and represent the difference between the fair value and the cost basis of the Trust Shares at December 31, 2003. A net reduction of 27,566,033 Trust Interests resulted from a net decrease of 16,290,644 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of 11,275,389 Trust Interests in connection with sales under the MetLife, Inc. Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of common stock. As part of Metropolitan Life's demutualization and the Holding Company's initial public offering, the Holding Company issued shares of its common stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and common stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $158 million and $232 million decrease in net assets, respectively, for the year ended December 31, 2003. Net investment income of $84 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $165 million were fully distributed to Beneficiaries.

      YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31,
2001

      Discussion of Results

      Net assets in the MetLife Policyholder Trust decreased $2,575 million, or 20%, to $10,546 million for the year ended December 31, 2002 from $13,121 million for the comparable 2001 period. This decrease is primarily due to (i) a change in unrealized gains on the Trust Shares, (ii) the impact of withdrawals by Beneficiaries from the Trust, and (iii) activity under the MetLife, Inc. Purchase and Sale Program. Unrealized gains decreased $2,234 million from the prior year and represent the difference between the fair value and the cost basis of the Trust Shares at December 31, 2002. In addition, a net decrease of 13,800,091 Trust Interests in connection with sales under the MetLife, Inc. Purchase and Sale Program and a net decrease of 10,344,716 Trust Interests due to withdrawals by Beneficiaries from the Trust contributed to the decrease. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $193 million and $147 million decrease in net assets, respectively, for the year ended December 31, 2002. Net investment income of $83 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $209 million were fully distributed to Beneficiaries.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
    Independent Auditors' Report............................................................    12
    Financial Statements as of December 31, 2003 and 2002 and for the years ended
       December 31, 2003, 2002 and 2001:
             Statements of Assets and Liabilities...........................................    13
             Statements of Operations.......................................................    14
             Statements of Changes in Net Assets............................................    15
             Notes to Financial Statements..................................................    16

                          INDEPENDENT AUDITORS' REPORT

MetLife Policyholder Trust:

      We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the "Trust") as of December 31, 2003 and 2002, and the related statements of operations and changes in net assets for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2003 and 2002, and the results of its operations and changes in its net assets for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

New York, New York
March 29, 2004

                           METLIFE POLICYHOLDER TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                           DECEMBER 31, 2003 AND 2002
              (DOLLARS IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)

                                                                                  2003             2002
                                                                              -----------      -----------
ASSETS
Equity securities, at fair value (cost, $5,191,933 and $5,581,980,
   respectively)                                                              $12,204,159      $10,546,409
Cash and cash equivalents                                                              76               96
Receivable for investments sold                                                     5,550            8,548
                                                                              -----------      -----------
   Total assets                                                                12,209,785       10,555,053
                                                                              -----------      -----------

LIABILITIES
Payable for investments purchased                                                      76               96
Payable for trust interests redeemed                                                5,550            8,548
                                                                              -----------      -----------
   Total liabilities                                                                5,626            8,644
                                                                              -----------      -----------
                                                                              $12,204,159      $10,546,409
                                                                              ===========      ===========
NET ASSETS
Net assets consist of:
   Trust interests                                                            $ 5,191,933      $ 5,581,980
   Unrealized investment gains                                                  7,012,226        4,964,429
                                                                              -----------      -----------
NET ASSETS, for 362,463,884 and 390,029,917 trust interests outstanding,
   respectively                                                               $12,204,159      $10,546,409
                                                                              ===========      ===========
NET ASSET VALUE, offering price and redemption price per trust interest
   ($12,204,159 / 362,463,884) and ($10,546,409 / 390,029,917) trust
   interests, respectively                                                    $     33.67      $     27.04
                                                                              ===========      ===========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           METLIFE POLICYHOLDER TRUST

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                         2003             2002              2001
                                                                     -----------      -----------       -----------
NET INVESTMENT INCOME                                                $    84,006      $    83,475       $    84,064
NET INVESTMENT GAINS                                                 -----------      -----------       -----------
    Net realized investment gains                                        164,731          209,151           288,283
    Change in net unrealized investment gains                          2,047,797       (2,234,370)       (2,230,398)
                                                                     -----------      -----------       -----------
NET GAIN (LOSS)                                                        2,212,528       (2,025,219)       (1,942,115)
                                                                     -----------      -----------       -----------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS      $ 2,296,534      $(1,941,744)      $(1,858,051)
                                                                     ===========      ===========       ===========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           METLIFE POLICYHOLDER TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)



                                                                 2003                2002                2001
                                                            -------------       -------------       -------------
Operations
   Net investment income                                    $      84,006       $      83,475       $      84,064
   Net realized investment gains                                  164,731             209,151             288,283
   Change in net unrealized investment gains                    2,047,797          (2,234,370)         (2,230,398)
                                                            -------------       -------------       -------------
      NET INCREASE (DECREASE) IN NET ASSETS RESULTING
        FROM OPERATIONS                                         2,296,534          (1,941,744)         (1,858,051)
                                                            -------------       -------------       -------------

Distributions to holders of trust interests
   From net investment income                                     (84,006)            (83,475)            (84,064)
   From net realized investment gains                            (164,731)           (209,151)           (288,283)
                                                            -------------       -------------       -------------
      TOTAL DISTRIBUTIONS                                        (248,737)           (292,626)           (372,347)
                                                            -------------       -------------       -------------
Trust interest transactions
   Cost of trust interests issued                                   5,523               7,593              15,999
   Cost of trust interests redeemed                              (163,428)           (200,457)           (258,136)
   Cost of trust interests withdrawn                             (232,142)           (147,412)           (331,276)
                                                            -------------       -------------       -------------
   NET DECREASE IN NET ASSETS RESULTING FROM
      TRUST INTEREST TRANSACTIONS                                (390,047)           (340,276)           (573,413)
                                                            -------------       -------------       -------------

   TOTAL INCREASE (DECREASE) IN NET ASSETS                      1,657,750          (2,574,646)         (2,803,811)

NET ASSETS
   Beginning of period                                         10,546,409          13,121,055          15,924,866
                                                            -------------       -------------       -------------
   End of period                                            $  12,204,159       $  10,546,409       $  13,121,055
                                                            =============       =============       =============

OTHER INFORMATION
Trust interest rollforward
    Trust interests, January l                                390,029,917         414,174,724         454,996,183
    Trust interests issued                                        193,261             267,080             540,804
    Trust interests redeemed                                  (11,468,650)        (14,067,171)        (18,114,854)
    Trust interests withdrawn                                 (16,290,644)        (10,344,716)        (23,247,409)
                                                            -------------       -------------       -------------
    Balance, December 31                                      362,463,884         390,029,917         414,174,724
                                                            =============       =============       =============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           METLIFE POLICYHOLDER TRUST

                          NOTES TO FINANCIAL STATEMENTS
            (DOLLAR AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE STATED)

1. SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF TRUST

      The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (as amended, the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends.

      Under the Plan and the Trust Agreement, each policyholder's membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the "Trust Eligible Policyholders") received, in exchange for that interest, a number of interests in the Trust ("Trust Interests") equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the "Common Stock"), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the "Trust Shares") for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the "Beneficiaries"). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian.

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

3. COMMITMENTS AND CONTINGENCIES

      The Trust is not, as of the date of this filing, a party to any pending legal proceeding. However, the Trustee, the Holding Company, Metropolitan Life and certain present and former individual directors and officers of Metropolitan Life were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Texas in July 2002 on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. After the defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted, plaintiffs filed an amended complaint that dropped all claims against the Trustee and the individual directors and officers. In the amended complaint, plaintiffs alleged that the treatment of the cost of the sales practices settlement in connection with the demutualization of Metropolitan Life breached the terms of the settlement. Plaintiffs sought compensatory and punitive damages, as well as attorneys' fees and costs. In October 2003, the court granted the defendants' motion to dismiss the action. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. In January 2004, the appeal was dismissed.

4. BENEFICIARY VOTING RIGHTS

      The Trust Agreement provides the Trustee with directions as to the manner in which to vote, assent or consent the Trust Shares at all times during the term of the Trust. On all matters brought for a vote before the stockholders of the Holding Company, with the exception of a Beneficiary Consent Matter (as defined in the Trust Agreement), the Trustee will vote or abstain from voting in accordance with the recommendation given by the Board of Directors of the Holding Company to its stockholders or, if no such recommendation is given, as directed by the Board. On all Beneficiary Consent Matters, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. The Trust Agreement also contains provisions allowing Beneficiaries to instruct the Custodian to withdraw their allocated Trust Shares to participate in any tender or exchange offer for the Common Stock and to make any cash or share election, or perfect any dissenter's rights, in connection with a merger of the Holding Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Trustee, with the participation of Joseph B. Feil, Assistant Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Mr. Feil has concluded that these disclosure controls and procedures are effective. The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Mellon Investor Services LLC. There were no changes in the Trust's internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      There are no directors, executive officers or employees of the Trust. The Trustee of the Trust is Wilmington Trust Company. The Custodian of the Trust is Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services LLC.

      The Trust has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because the Trust does not have any such officers.

ITEM 11. EXECUTIVE COMPENSATION.

      Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      There are no directors or executive officers of the Trust. No person is the beneficial owner of more than five percent of the Trust Interests.

      The Trust has no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Deloitte & Touche LLP ("Deloitte") has served as independent auditor of the Trust since its inception. Its knowledge of the Trust has enabled it to carry out its audits of the Trust's financial statements with effectiveness and efficiency.

      INDEPENDENT AUDITORS' FEES FOR 2003 AND 2002

                                     2003                 2002
                                     ----                 ----
    Audit Fees                      $17,500              $26,250
    Audit-Related Fees              $     0              $     0
    Tax Fees                        $     0              $     0
    All Other Fees                  $     0              $     0

      Audit fees include fees for services to perform an audit in accordance with generally accepted auditing standards and services that generally only the Trust's independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

      The Trust does not have an audit committee. The Audit Committee of the Holding Company (the "Audit Committee") has pre-approved all of the fees incurred by the Trust for 2003 set forth above in accordance with such Audit Committee's pre-approval procedures.

      The Audit Committee has adopted pre-approval procedures as required under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission. Pursuant to these procedures, at the final scheduled meeting of the Audit Committee in each fiscal year, the Holding Company's General Auditor provides to the Audit Committee a schedule setting forth the particular audit services that the General Auditor expects to be performed by the independent auditor in connection with the audit of the Holding Company's and its subsidiaries' financial statements for the next fiscal year (including those of the Trust), together with a proposed maximum amount of fees for each particular audit service, and a schedule setting forth the permitted audit-related, tax and other permitted non-audit services that management of the Holding Company desires or may desire to engage the auditor to perform during the next fiscal year, together with a proposed maximum amount of fees for each particular service. These schedules are accompanied by a supporting schedule which gives the same information with respect to the then-current fiscal year. At the final scheduled meeting for the fiscal year, the Audit Committee pre-approves the specific audit services, maximum amounts of fees that may be paid in connection with such services, and the terms of an engagement letter to be entered into by the Holding Company (on behalf of itself and its subsidiaries, including the Trust) with the independent auditor, and approves audit-related, tax and other permitted non-audit services that management of the Holding Company may desire to engage the independent auditor to perform during the next fiscal year and the maximum amount of fees for each such service, in each case as the Audit Committee, in its sole judgment, believes does not impair the independence of the independent auditor.

      The engagement of the auditor to perform any services not specifically pre-approved by the Audit Committee at the last meeting of its fiscal year, or to perform services that have been approved where the fees will exceed the maximum dollar amount approved at such meeting for the service, must be pre-approved by the Audit Committee or a member of the Audit Committee to whom authority to pre-approve audit and non-audit services has been delegated by the Audit Committee.

      The Holding Company's General Auditor presents to the Audit Committee at each of its meetings a schedule indicating which services have been approved by delegated authority.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this report:

      1.    Financial Statements

            The financial statements are listed in the Index to Financial Statements on page 11.

      2.    Financial Statement Schedules

            Not applicable.

      3.    Exhibits

            The exhibits are listed in the Exhibit Index on page 22.

(b)   Reports on Form 8-K:

      There were no Reports on Form 8-K filed during the year ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

                             METLIFE POLICYHOLDER TRUST

                             By:  Wilmington Trust Company, not in
                                  its individual capacity, but
                                  solely as trustee for the Trust


                             By:   /s/ Joseph B. Feil
                                   --------------------------------
                                   Name: Joseph B. Feil
                                   Title: Assistant Vice President

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

    4.3 --   Amended and Restated By-laws of MetLife, Inc., incorporated herein by reference to Exhibit 3.2 to MetLife,  Inc.'s  Annual Report on Form 10-K
             for the fiscal year ended December 31, 2003.

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

    31.1 --  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      23

    32.1 --  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      24