Form 10-K
period 2004-12-31
METLIFE POLICYHOLDER TRUST
filed 2005-03-30
CIK 1110795

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      As of February 28, 2005, 317,387,457 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE.

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                     PART I
        Item 1.  Business                                                     4
        Item 2.  Properties                                                   7
        Item 3.  Legal Proceedings                                            7
        Item 4.  Submission of Matters to a Vote of Security Holders          7

                                     PART II
        Item 5.  Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of Equity
                 Securities                                                   8
        Item 6.  Selected Financial Data                                      8
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         10
        Item 7A. Quantitative and Qualitative Disclosures About
                 Market Risk                                                 11
        Item 8.  Financial Statements and Supplementary Data                 12
        Item 9.  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure                         19
        Item 9A. Controls and Procedures                                     19
        Item 9B. Other Information                                           19

                                    PART III
        Item 10. Directors and Executive Officers of the Registrant          20
        Item 11. Executive Compensation                                      20
        Item 12. Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters              20
        Item 13. Certain Relationships and Related Transactions              20
        Item 14. Principal Accountant Fees and Services                      20

                                     PART IV
        Item 15. Exhibits and Financial Statement Schedules                  22

SIGNATURES                                                                   23
EXHIBIT INDEX                                                                24

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results of the Registrant, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon current expectations and beliefs concerning future developments and their potential effects on the MetLife Policyholder Trust (the "Trust"). Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS.

      The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the "Custodian"), as amended on November 8, 2001 (the "Trust Agreement"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees.

      Under the Plan and the Trust Agreement, each policyholder's membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the "Trust Eligible Policyholders") received, in exchange for that interest, a number of interests in the Trust ("Trust Interests") equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the "Common Stock"), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the "Trust Shares") for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the "Beneficiaries"). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. At December 31, 2004, withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares to 321,314,794.

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

      On December 13, 2004, the Holding Company paid an annual dividend of $0.46 per share of its Common Stock to shareholders of record and Beneficiaries as of November 5, 2004. On December 15, 2003, the Holding Company paid an annual dividend of $0.23 per share of its Common Stock to shareholders of record and Beneficiaries as of November 7, 2003.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the year ended December 31, 2004, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      No public market exists for the Trust Interests.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2004, 2003 and 2002 and at December 31, 2004 and 2003, has been derived from the Trust's audited financial statements included elsewhere herein. The financial information for the year ended December 31, 2001 and for the period April 7, 2000 (date of inception) to December 31, 2000 and at December 31, 2002, 2001 and 2000 has been derived from the Trust's audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements appearing elsewhere herein.

                                                                                                                 FOR THE PERIOD
                                                                                                                  APRIL 7, 2000
                                                             FOR THE YEARS ENDED DECEMBER 31,                       (DATE OF
                                             ---------------------------------------------------------------      INCEPTION) TO
                                                 2004             2003             2002              2001       DECEMBER 31, 2000
                                             ------------     ------------     ------------     ------------    -----------------
                                                                              (IN THOUSANDS)
CHANGES IN NET ASSETS DATA
Operations
  Net investment income                      $    149,073     $     84,006     $     83,475     $     84,064     $     91,913
  Net realized investment gains                   255,741          164,731          209,151          288,283          307,103
  Change in net unrealized investment
   gains                                        1,395,265        2,047,797       (2,234,370)      (2,230,398)       9,429,197
                                             ------------     ------------     ------------     ------------     ------------
    Net (decrease) increase in net assets
     resulting from operations                  1,800,079        2,296,534       (1,941,744)      (1,858,051)       9,828,213
                                             ------------     ------------     ------------     ------------     ------------
Distributions to holders of trust
 interests
  From net investment income                     (149,073)         (84,006)         (83,475)         (84,064)         (91,913)
  From net realized investment gains             (255,741)        (164,731)        (209,151)        (288,283)        (307,103)
                                             ------------     ------------     ------------     ------------     ------------
    Total distributions                          (404,814)        (248,737)        (292,626)        (372,347)        (399,016)
                                             ------------     ------------     ------------     ------------     ------------
Trust interest transactions
  Cost of trust interests deposited into
   the Trust                                           --               --               --               --        7,046,150
  Cost of trust interests issued                    5,635            5,523            7,593           15,999           31,292
  Cost of trust interests redeemed               (167,873)        (163,428)        (200,457)        (258,136)        (581,773)
  Cost of trust interests withdrawn              (420,723)        (232,142)        (147,412)        (331,276)              --
                                             ------------     ------------     ------------     ------------     ------------
  Net (decrease) increase in net assets
   resulting from trust interest
   transactions                                  (582,961)        (390,047)        (340,276)        (573,413)       6,495,669
                                             ------------     ------------     ------------     ------------     ------------
  Total increase (decrease) in net assets         812,304        1,657,750       (2,574,646)      (2,803,811)      15,924,866

Net assets
  Beginning of period                          12,204,159       10,546,409       13,121,055       15,924,866               --
                                             ------------     ------------     ------------     ------------     ------------
  End of period                              $ 13,016,463     $ 12,204,159     $ 10,546,409     $ 13,121,055     $ 15,924,866
                                             ============     ============     ============     ============     ============

                                                                              AT DECEMBER 31,
                                             ---------------------------------------------------------------------------------
BALANCE SHEET DATA                               2004              2003             2002            2001              2000
                                             -------------    -------------    -------------    -------------    -------------
                                                               (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)
Assets:
Equity securities, at fair value             $  13,016,463    $  12,204,159    $  10,546,409    $  13,121,055    $  15,924,866
Other assets                                         6,094            5,626            8,644            4,493            8,020
                                             -------------    -------------    -------------    -------------    -------------
Total assets                                    13,022,557       12,209,785       10,555,053       13,125,548       15,932,886
                                             -------------    -------------    -------------    -------------    -------------


Total liabilities                                    6,094            5,626            8,644            4,493            8,020
                                             -------------    -------------    -------------    -------------    -------------
NET ASSETS                                   $  13,016,463    $  12,204,159    $  10,546,409    $  13,121,055    $  15,924,866
                                             =============    =============    =============    =============    =============
Net assets consist of:
  Trust interests                            $   4,608,972    $   5,191,933    $   5,581,980    $   5,922,256    $   6,495,669
  Unrealized investment gains                    8,407,491        7,012,226        4,964,429        7,198,799        9,429,197
                                             -------------    -------------    -------------    -------------    -------------
NET ASSETS, for 321,314,794;362,463,884;
 390,029,917;414,174,724 and 454,996,183
 trust interests outstanding, respectively   $  13,016,463    $  12,204,159    $  10,546,409    $  13,121,055    $  15,924,866
                                             =============    =============    =============    =============    =============

OTHER DATA
Trust interest rollforward
  Trust interests, January 1                   362,463,884      390,029,917      414,174,724      454,996,183               --
  Trust interests, deposited into the
    Trust, April 7, 2000                                --               --               --               --      494,466,664
  Trust interests issued                           155,874          193,261          267,080          540,804        1,355,653
  Trust interests redeemed                     (11,780,561)     (11,468,650)     (14,067,171)     (18,114,854)     (40,826,134)
  Trust interests withdrawn                    (29,524,403)     (16,290,644)     (10,344,716)     (23,247,409)              --
                                             -------------    -------------    -------------    -------------    -------------
  Balance, December 31                         321,314,794      362,463,884      390,029,917      414,174,724      454,996,183
                                             =============    =============    =============    =============    =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results of the Registrant, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon current expectations and beliefs concerning future developments and their potential effects on the MetLife Policyholder Trust (the "Trust"). Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in state unclaimed property laws; (ii) results of litigation, arbitration or regulatory investigations; (iii) the effects of business disruption due to terrorism or other hostilities; and (iv) other risks and uncertainties described from time to time in the Trust's filings with the U.S. Securities and Exchange Commission. The Trust specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

RESULTS OF OPERATIONS

      EXECUTIVE SUMMARY

      The Trust was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement (as amended, the "Trust Agreement"), dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the "Custodian"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the shares of common stock of MetLife, Inc. issued to the Trust for the benefit of certain eligible policyholders of Metropolitan Life under the Plan and the Trust Agreement (the "Trust Shares") and certain closely related activities, such as distributing cash dividends.

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

      The number of Trust Interests outstanding at December 31, 2004 and 2003 was 321,314,794 and 362,463,884, respectively. The decrease of 41,149,090 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed and Trust Interests withdrawn. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

      DISCUSSION OF RESULTS

      YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31,
      2003

      Net assets in the MetLife Policyholder Trust increased $812 million, or 7%, to $13,016 million for the year ended December 31, 2004 from $12,204 million for the comparable 2003 period. This increase is primarily due to a change in unrealized gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program. Unrealized gains increased $1,395 million from the prior year and represent the difference between the fair value and the cost basis of the Trust Shares at December 31, 2004. A net reduction of 41,149,090 Trust Interests resulted from a net decrease of 29,524,403 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of 11,624,687 Trust Interests in connection with sales under the MetLife, Inc. Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life's demutualization and the Holding Company's initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $162 million and $421 million decrease in net assets, respectively, for the year ended December 31, 2004. Net investment income of $149 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $256 million were fully distributed to Beneficiaries.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm..................    13
Financial Statements as of December 31, 2004 and 2003 and for
 the years ended December 31, 2004, 2003 and 2002:
       Statements of Assets and Liabilities..............................    14
       Statements of Operations..........................................    15
       Statements of Changes in Net Assets...............................    16
       Notes to Financial Statements.....................................    17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MetLife Policyholder Trust:

      We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the "Trust") as of December 31, 2004 and 2003, and the related statements of operations and changes in net assets for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purposes of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2004 and 2003, and the results of its operations and changes in its net assets for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 30, 2005

                           METLIFE POLICYHOLDER TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                           DECEMBER 31, 2004 AND 2003
              (DOLLARS IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)

                                                                       2004               2003
                                                                   -----------        -----------
ASSETS
Equity securities, at fair value (cost, $4,608,972 and
  $5,191,933, respectively)                                        $13,016,463        $12,204,159
Cash and cash equivalents                                                  145                 76
Receivable for investments sold                                          5,949              5,550
                                                                   -----------        -----------
  Total assets                                                      13,022,557         12,209,785
                                                                   -----------        -----------

LIABILITIES
Payable for investments purchased                                          145                 76
Payable for trust interests redeemed                                     5,949              5,550
                                                                   -----------        -----------
  Total liabilities                                                      6,094              5,626
                                                                   -----------        -----------

NET ASSETS                                                         $13,016,463        $12,204,159
                                                                   ===========        ===========
Net assets consist of:
  Trust interests                                                  $ 4,608,972        $ 5,191,933
  Unrealized investment gains                                        8,407,491          7,012,226
                                                                   -----------        -----------
NET ASSETS, for 321,314,794 and 362,463,884 trust interests
  outstanding, respectively                                        $13,016,463        $12,204,159
                                                                   ===========        ===========
NET ASSET VALUE, offering price and redemption price per
  trust interest ($13,016,463 / 321,314,794) and
  ($12,204,159 / 362,463,884) trust interests, respectively        $     40.51        $     33.67
                                                                   ===========        ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           METLIFE POLICYHOLDER TRUST

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                          2004                2003               2002
                                                                       -----------        -----------        -----------
NET INVESTMENT INCOME                                                  $   149,073        $    84,006        $    83,475
                                                                       -----------        -----------        -----------
NET INVESTMENT GAINS
  Net realized investment gains                                            255,741            164,731            209,151
  Change in net unrealized investment gains                              1,395,265          2,047,797         (2,234,370)
                                                                       -----------        -----------        -----------
NET GAIN (LOSS)                                                          1,651,006          2,212,528         (2,025,219)
                                                                       -----------        -----------        -----------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS        $ 1,800,079        $ 2,296,534        $(1,941,744)
                                                                       ===========        ===========        ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           METLIFE POLICYHOLDER TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (DOLLARS IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)

                                                                  2004                   2003                 2002
                                                              -------------         -------------         -------------
Operations
  Net investment income                                       $     149,073         $      84,006         $      83,475
  Net realized investment gains                                     255,741               164,731               209,151
  Change in net unrealized investment gains                       1,395,265             2,047,797            (2,234,370)
                                                              -------------         -------------         -------------
  NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
    OPERATIONS                                                    1,800,079             2,296,534            (1,941,744)
                                                              -------------         -------------         -------------
Distributions to holders of trust interests
  From net investment income                                       (149,073)              (84,006)              (83,475)
  From net realized investment gains                               (255,741)             (164,731)             (209,151)
                                                              -------------         -------------         -------------
    TOTAL DISTRIBUTIONS                                            (404,814)             (248,737)             (292,626)
                                                              -------------         -------------         -------------
Trust interest transactions
  Cost of trust interests issued                                      5,635                 5,523                 7,593
  Cost of trust interests redeemed                                 (167,873)             (163,428)             (200,457)
  Cost of trust interests withdrawn                                (420,723)             (232,142)             (147,412)
                                                              -------------         -------------         -------------
  NET DECREASE IN NET ASSETS RESULTING FROM TRUST
    INTEREST TRANSACTIONS                                          (582,961)             (390,047)             (340,276)
                                                              -------------         -------------         -------------
  TOTAL INCREASE (DECREASE) IN NET ASSETS                           812,304             1,657,750            (2,574,646)

NET ASSETS
  Beginning of period                                            12,204,159            10,546,409            13,121,055
                                                              -------------         -------------         -------------
  End of period                                               $  13,016,463         $  12,204,159         $  10,546,409
                                                              =============         =============         =============

OTHER INFORMATION
Trust interest rollforward
  Trust interests, January 1                                    362,463,884           390,029,917           414,174,724
  Trust interests issued                                            155,874               193,261               267,080
  Trust interests redeemed                                      (11,780,561)          (11,468,650)          (14,067,171)
  Trust interests withdrawn                                     (29,524,403)          (16,290,644)          (10,344,716)
                                                              -------------         -------------         -------------
  Balance, December 31                                          321,314,794           362,463,884           390,029,917
                                                              =============         =============         =============


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           METLIFE POLICYHOLDER TRUST

                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)

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

      EQUITY SECURITIES

      Equity securities are reported at their estimated fair value and unrealized investment gains and losses on securities are recorded in the Statements of Operations. Realized gains and losses on sales of securities are determined on a first-in first-out basis. Cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares will be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Alternatively, the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. All security transactions are recorded on a trade date basis.

      CASH AND CASH EQUIVALENTS

      The Trust considers all investments purchased with an original maturity of three months or less to be cash equivalents.

      INCOME TAXES

      As a qualified regulated trust, the Trust is not subject to income taxes to the extent that it distributes substantially all of its taxable income in its fiscal year.

2. PURCHASE AND SALE PROGRAM

      Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 11,780,561, 11,468,650 and 14,067,171 for the years ended December 31, 2004, 2003 and 2002, respectively, were withdrawn for this purpose. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests), beginning on the first trading day following the 90th day after the Effective Date, July 7, 2000. Trust Interests of 155,874, 193,261 and 267,080 for the years ended December 31, 2004, 2003 and 2002, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

      Beginning April 7, 2001, one year after the Effective Date, Beneficiaries may withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian.

3. COMMITMENTS AND CONTINGENCIES

      None.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

      The Trustee, with the participation of Joseph B. Feil, Assistant Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Mr. Feil has concluded that these disclosure controls and procedures are effective. The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Mellon Investor Services LLC. There were no changes in the Trust's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Deloitte & Touche LLP ("Deloitte") has served as the independent registered public accounting firm of the Trust since its inception. Its knowledge of the Trust has enabled it to carry out its audits of the Trust's financial statements with effectiveness and efficiency.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S FEES FOR 2004 AND 2003

                            2004            2003
                          --------        --------
Audit Fees                $ 18,601        $ 17,500
Audit-Related Fees        $     --        $     --
Tax Fees                  $     --        $     --
All Other Fees            $     --        $     --

      Audit fees include fees for services to perform an audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) and services that generally only the Trust's independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

      The Trust does not have an audit committee. The Audit Committee of the Holding Company (the "Audit Committee") has pre-approved all of the fees incurred by the Trust for 2004 set forth above in accordance with such Audit Committee's pre-approval procedures.

      The Audit Committee has adopted pre-approval procedures as required under the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the rules of the Securities and Exchange Commission. Pursuant to these procedures, the Audit Committee approves Deloitte's audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Under procedures adopted by the Audit Committee, the Holding Company's general auditor (the "General Auditor") gives the Audit Committee a schedule of particular audit services that the General Auditor expects to be performed in the next fiscal year and an estimated amount of fees for each particular audit service. At the same time, the General Auditor gives the Audit Committee a schedule of audit-related, tax and other permitted non-audit services that management may engage the independent auditor to perform during the next fiscal year and an estimated amount of fees for each of those services. The General Auditor also provides information on pre-approved services in these categories provided by the independent auditor in the current year.

      Based on this information, the Audit Committee pre-approves the audit services that the General Auditor expects to be performed by the independent auditor in connection with the audit of the Holding Company's financial statements (including those of the Trust) for the next fiscal year, the audit-related, tax and other permitted non-audit services that management may desire to engage the independent auditor to perform during the next fiscal year, and the terms of an engagement letter to be entered into by the Holding Company with the independent auditor (on behalf of itself and its subsidiaries, including the Trust).

      The General Auditor regularly provides the Audit Committee with a schedule of fees and, where the audit, audit-related, tax and other permitted non-audit fees exceed the previous estimates, the Audit Committee determines whether or not to approve the excess fees. The auditor is paid the excess fees only to the extent they are approved by the Audit Committee.

      The Audit Committee or a designated member of the Audit Committee may, from time to time, upon request of the General Auditor, pre-approve additional audit and non-audit services to be performed by the Holding Company's independent auditor. The General Auditor presents to the Audit Committee at each of its meetings a schedule indicating which services have been approved by delegated authority.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

      1.    Financial Statements

            The financial statements are listed in the Index to Financial Statements on page 12.

      2.    Financial Statement Schedules

            Not applicable.

      3.    Exhibits

            The exhibits are listed in the Exhibit Index on page 24.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2005

                                        METLIFE POLICYHOLDER TRUST

                                        By: Wilmington Trust Company, not in
                                            its individual capacity, but
                                            solely as trustee for the Trust

                                        By: /s/ Joseph B. Feil
                                            ------------------------------------
                                            Name: Joseph B. Feil
                                            Title: Assistant Vice President

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION                         PAGE NO.
-----------  --------------------------------------------------------  ---------
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

 4.3 --      Amended and Restated By-laws of MetLife, Inc., effective
             July 27, 2004, incorporated herein by reference to
             Exhibit 3.2 to MetLife, Inc.'s Quarterly Report on Form
             10-Q for the quarter ended June 30, 2004.


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

31.1 --      Certification pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.                                      25


32.1 --      Certification pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                                      26