Form 10-K
period 2005-12-31
METLIFE POLICYHOLDER TRUST
filed 2006-03-31
CIK 1110795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ________ TO________

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer  [ ]       Accelerated filer  [ ]         Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of March 27, 2006, 294,186,854 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1.   Business....................................................     3
Item 1A.  Risk Factors................................................     6
Item 1B.  Unresolved Staff Comments...................................     7
Item 2.   Properties..................................................     7
Item 3.   Legal Proceedings...........................................     8
Item 4.   Submission of Matters to a Vote of Security Holders.........     8

                                   PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........     8
Item 6.   Selected Financial Data.....................................     8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    10
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    11
Item 8.   Financial Statements and Supplementary Data.................    12
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    13
Item 9A.  Controls and Procedures.....................................    13
Item 9B.  Other Information...........................................    13

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    13
Item 11.  Executive Compensation......................................    13
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    13
Item 13.  Certain Relationships and Related Transactions..............    13
Item 14.  Principal Accountant Fees and Services......................    13

                                   PART IV
Item 15.  Exhibits and Financial Statement Schedules..................    14
SIGNATURES............................................................    15
EXHIBIT INDEX.........................................................   E-1

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results of the Registrant, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the MetLife Policyholder Trust. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS.

     The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the "Custodian"), as amended on November 8, 2001 (the "Trust Agreement"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees.

     Under the Plan and the Trust Agreement, each policyholder's membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the "Trust Eligible Policyholders") received, in exchange for that interest, a number of interests in the Trust ("Trust Interests") equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the "Common Stock"), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the "Trust Shares") for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the "Beneficiaries"). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 321,314,794 in 2004 to 298,777,053 in 2005.

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

     The Trust Agreement also contains a provision which would cause termination under certain circumstances in order to comply with legal rules governing the duration of trusts.

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

     The Holding Company pays the Trustee an annual fee of $50,000. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $20,986 and $15,317 for out-of-pocket expenses for the years ended December 31, 2005 and 2004, respectively.

     On December 15, 2005, the Holding Company paid an annual dividend of $0.52 per share of its Common Stock to shareholders of record as of November 7, 2005 for a total of $157 million to the Beneficiaries. On December 13, 2004, the Holding Company paid an annual dividend of $0.46 per share of its Common Stock to shareholders of record as of November 5, 2004 for a total of $149 million to the Beneficiaries.

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

ITEM 1A. RISK FACTORS.

  THE TRUST HAS LIMITED RESOURCES AND A LIMITED OPERATING HISTORY.

     The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to the Holding Company's Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005 and the other Exchange Act filings of the Holding Company for information regarding certain risks related to the Holding Company that may affect the value of the Trust Shares.

  BENEFICIARIES DO NOT HAVE LEGAL TITLE TO ANY PART OF THE TRUST ASSETS AND HAVE ONLY CERTAIN LIMITED RIGHTS.

     The Trust has legal title over the Trust Shares. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. A Trust Interest entitles the Beneficiary only to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through the Purchase and Sale Program; (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and
(v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. On all matters brought for a vote before the stockholders of the Holding Company, with the exception of a Beneficiary Consent Matter, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. Voting instructions to the Trustee on any matter not involving a Beneficiary Consent Matter will not be solicited and, if instructions are received, they will not be binding on the Trustee.

  THERE IS NO EXISTING TRADING MARKET FOR THE TRUST INTERESTS AND BENEFICIARIES MAY TRANSFER THEIR TRUST INTERESTS ONLY IN LIMITED CIRCUMSTANCES.

     There is no existing trading market for the Trust Interests and the Trust Interests have no market value. Furthermore, Trust Interests may generally be transferred only in the following situations: (i) from the estate of a deceased Beneficiary to one or more beneficiaries taking by operation of law or pursuant to testamentary succession; (ii) to the spouse or issue of a Beneficiary or to an entity selected by a Beneficiary, provided that transfers to such entity are deductible for federal income, gift and estate tax purposes under Sections 170, 2055 and 2522 of the Internal Revenue Code of 1986, as amended, or to a trust established for the exclusive benefit of one or more of the following: (x) Beneficiaries, (y) individuals described in this clause (ii), or (z) entities described in this clause (ii); (iii) to a trust established to hold Trust Interests on behalf of an employee benefit plan; (iv) if the Beneficiary is not a natural person, by operation of law to the surviving entity upon the merger or consolidation of such Beneficiary into another entity, to the purchaser of substantially all the assets of such Beneficiary or to the appropriate persons upon the dissolution, termination or winding up of such Beneficiary; (v) by operation of law as a consequence of the bankruptcy or insolvency of such Beneficiary or the granting of relief to such Beneficiary under the Federal bankruptcy laws; or (vi) from a trust holding an insurance policy or annuity contract on behalf of the insured person under such policy or contract, to those persons to whom Trust Interests are required to be so transferred pursuant to the terms of such trust.

  A REPRESENTATIVE MAY BE APPOINTED FOR CERTAIN BENEFICIARIES IN LEGAL PROCEEDINGS.

     In any lawsuit or other legal proceeding involving the Trust Interests, a representative may be appointed to represent Beneficiaries who do not have the legal capacity to represent themselves or whose addresses are unknown. The outcome of the lawsuit or other legal proceeding will be binding on Beneficiaries for whom the representative was appointed in the lawsuit or other proceeding.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     The Trust does not, as of the date of this filing, hold in fee, own, beneficially hold or lease any physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the year ended December 31, 2005, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     No public market exists for the Trust Interests.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2005, 2004 and 2003 and at December 31, 2005 and 2004, has been derived from the Trust's audited financial statements included elsewhere herein. The financial information for the years ended December 31, 2002 and 2001 and at December 31, 2003, 2002 and 2001 has been derived from the Trust's audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements appearing elsewhere herein.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                           2005          2004          2003          2002          2001
                                        -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
CHANGES IN NET ASSETS DATA
Operations
  Net investment income...............  $   156,880   $   149,073   $    84,006   $    83,475   $    84,064
  Net realized investment gains.......      335,984       255,741       164,731       209,151       288,283
  Change in net unrealized investment
    gains.............................    1,939,573     1,395,265     2,047,797    (2,234,370)   (2,230,398)
                                        -----------   -----------   -----------   -----------   -----------
    NET (DECREASE) INCREASE IN NET
      ASSETS RESULTING FROM
      OPERATIONS......................    2,432,437     1,800,079     2,296,534    (1,941,744)   (1,858,051)
                                        -----------   -----------   -----------   -----------   -----------
Distributions to holders of trust
  interests
  From net investment income..........     (156,880)     (149,073)      (84,006)      (83,475)      (84,064)
  From net realized investment
    gains.............................     (335,984)     (255,741)     (164,731)     (209,151)     (288,283)
                                        -----------   -----------   -----------   -----------   -----------
    TOTAL DISTRIBUTIONS...............     (492,864)     (404,814)     (248,737)     (292,626)     (372,347)
                                        -----------   -----------   -----------   -----------   -----------
Trust interest transactions
  Cost of trust interests issued......        7,631         5,635         5,523         7,593        15,999
  Cost of trust interests redeemed....     (159,422)     (167,873)     (163,428)     (200,457)     (258,136)
  Cost of trust interests withdrawn...     (164,170)     (420,723)     (232,142)     (147,412)     (331,276)
                                        -----------   -----------   -----------   -----------   -----------
    NET DECREASE IN NET ASSETS
      RESULTING FROM TRUST INTEREST
      TRANSACTIONS....................     (315,961)     (582,961)     (390,047)     (340,276)     (573,413)
                                        -----------   -----------   -----------   -----------   -----------
    TOTAL INCREASE (DECREASE) IN NET
      ASSETS..........................    1,623,612       812,304     1,657,750    (2,574,646)   (2,803,811)
Net assets
  Beginning of year...................   13,016,463    12,204,159    10,546,409    13,121,055    15,924,866
                                        -----------   -----------   -----------   -----------   -----------
  End of year.........................  $14,640,075   $13,016,463   $12,204,159   $10,546,409   $13,121,055
                                        ===========   ===========   ===========   ===========   ===========

                                                         AT DECEMBER 31,
                               -------------------------------------------------------------------
BALANCE SHEET DATA                2005          2004          2003          2002          2001
------------------             -----------   -----------   -----------   -----------   -----------
                                          (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)
Assets:
Equity securities, at fair
  value......................  $14,640,075   $13,016,463   $12,204,159   $10,546,409   $13,121,055
Other assets.................        8,504         6,094         5,626         8,644         4,493
                               -----------   -----------   -----------   -----------   -----------
Total assets.................   14,648,579    13,022,557    12,209,785    10,555,053    13,125,548
                               -----------   -----------   -----------   -----------   -----------
Total liabilities............        8,504         6,094         5,626         8,644         4,493
                               -----------   -----------   -----------   -----------   -----------
NET ASSETS...................  $14,640,075   $13,016,463   $12,204,159   $10,546,409   $13,121,055
                               ===========   ===========   ===========   ===========   ===========
Net assets consist of:
  Trust interests............  $ 4,293,011   $ 4,608,972   $ 5,191,933   $ 5,581,980   $ 5,922,256
  Net unrealized investment
     gains...................   10,347,064     8,407,491     7,012,226     4,964,429     7,198,799
                               -----------   -----------   -----------   -----------   -----------
NET ASSETS, for 298,777,053;
  321,314,794; 362,463,884;
  390,029,917 and 414,174,724
  trust interest outstanding,
  respectively...............  $14,640,075   $13,016,463   $12,204,159   $10,546,409   $13,121,055
                               ===========   ===========   ===========   ===========   ===========
OTHER DATA
Trust interest rollforward
  Trust interests, January
     1.......................  321,314,794   362,463,884   390,029,917   414,174,724   454,996,183
  Trust interests issued.....      170,425       155,874       193,261       267,080       540,804
  Trust interests redeemed...  (11,187,498)  (11,780,561)  (11,468,650)  (14,067,171)  (18,114,854)
  Trust interests
     withdrawn...............  (11,520,668)  (29,524,403)  (16,290,644)  (10,344,716)  (23,247,409)
                               -----------   -----------   -----------   -----------   -----------
  Balance, December 31.......  298,777,053   321,314,794   362,463,884   390,029,917   414,174,724
                               ===========   ===========   ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results of the Registrant, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon current expectations and beliefs concerning future developments and their potential effects on the MetLife Policyholder Trust (the "Trust"). Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in state unclaimed property laws; (ii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (iii) the effects of business disruption or economic contraction or instability due to terrorism or other force majeure events or hostilities; and (iv) other risks and uncertainties described from time to time in the Trust's filings with the U.S. Securities and Exchange Commission. The Trust specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

RESULTS OF OPERATIONS

  EXECUTIVE SUMMARY

     The Trust was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the "Custodian"), as amended on November 8, 2001 (the "Trust Agreement"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the shares of common stock of MetLife, Inc. issued to the Trust for the benefit of certain eligible policyholders of Metropolitan Life under the Plan and the Trust Agreement (the "Trust Shares") and certain closely related activities, such as distributing cash dividends.

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

     The number of Trust Interests outstanding at December 31, 2005 and 2004 was 298,777,053 and 321,314,794, respectively. The decrease of 22,537,741 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed and Trust Interests withdrawn. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

DISCUSSION OF RESULTS

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

     Net assets in the MetLife Policyholder Trust increased $1,624 million, or 12%, to $14,640 million for the year ended December 31, 2005 from $13,016 million for the comparable 2004 period. This increase is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program. Net unrealized investment gains, which represents the difference between the fair value and the cost basis of the Trust Shares, increased $1,940 million from the prior year. A net reduction of 22,537,741 Trust Interests resulted from a decrease of 11,520,668 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of 11,017,073 Trust Interests in connection with issuances and redemptions under the MetLife, Inc. Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life's demutualization and the Holding Company's initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $152 million and $164 million decrease in net assets, respectively, for the year ended December 31, 2005. Net investment income of $157 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $336 million, were fully distributed to Beneficiaries.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

     Net assets in the MetLife Policyholder Trust increased $812 million, or 7%, to $13,016 million for the year ended December 31, 2004 from $12,204 million for the comparable 2003 period. This increase is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program. Net unrealized investment gains, which represents the difference between the fair value and the cost basis of the Trust Shares, increased $1,395 million from the prior year. A net reduction of 41,149,090 Trust Interests resulted from a decrease of 29,524,403 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of 11,624,687 Trust Interests in connection with issuances and redemptions under the MetLife, Inc. Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life's demutualization and the Holding Company's initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $162 million and $421 million decrease in net assets, respectively, for the year ended December 31, 2004. Net investment income of $149 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $256 million were fully distributed to Beneficiaries.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Registered Public Accounting Firm.....   F-1
Financial Statements at December 31, 2005 and 2004 and for
  the years ended December 31, 2005, 2004 and 2003:
  Statements of Assets and Liabilities......................   F-2
  Statements of Operations..................................   F-3
  Statements of Changes in Net Assets.......................   F-4
  Notes to Financial Statements.............................   F-5

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MetLife Policyholder Trust:

     We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the "Trust") as of December 31, 2005 and 2004, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2005 and 2004, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
New York, New York
March 30, 2006

                           METLIFE POLICYHOLDER TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                           DECEMBER 31, 2005 AND 2004
      (IN THOUSANDS, EXCEPT TRUST INTEREST AND PER TRUST INTEREST AMOUNTS)

                                                                 2005          2004
                                                              -----------   -----------
ASSETS
Equity securities, at fair value (cost, $4,293,011 and
  $4,608,972, respectively).................................  $14,640,075   $13,016,463
Cash and cash equivalents...................................          185           145
Receivable for investments sold.............................        8,319         5,949
                                                              -----------   -----------
  Total assets..............................................   14,648,579    13,022,557
                                                              -----------   -----------

LIABILITIES
Payable for investments purchased...........................          185           145
Payable for trust interests redeemed........................        8,319         5,949
                                                              -----------   -----------
  Total liabilities.........................................        8,504         6,094
                                                              -----------   -----------
NET ASSETS..................................................  $14,640,075   $13,016,463
                                                              ===========   ===========
Net assets consist of:
  Trust interests...........................................  $ 4,293,011   $ 4,608,972
  Net unrealized investment gains...........................   10,347,064     8,407,491
                                                              -----------   -----------
NET ASSETS, for 298,777,053 and 321,314,794 trust interests
  outstanding, respectively.................................  $14,640,075   $13,016,463
                                                              ===========   ===========
NET ASSET VALUE, offering price and redemption price per
  trust interest ($14,640,075/298,777,053) and
  ($13,016,463/321,314,794) trust interests, respectively...  $     49.00   $     40.51
                                                              ===========   ===========

                See accompanying notes to financial statements.

                           METLIFE POLICYHOLDER TRUST

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                              2005         2004         2003
                                                           ----------   ----------   ----------
NET INVESTMENT INCOME....................................  $  156,880   $  149,073   $   84,006
                                                           ----------   ----------   ----------
NET INVESTMENT GAINS
  Net realized investment gains..........................     335,984      255,741      164,731
  Change in net unrealized investment gains..............   1,939,573    1,395,265    2,047,797
                                                           ----------   ----------   ----------
NET GAIN.................................................   2,275,557    1,651,006    2,212,528
                                                           ----------   ----------   ----------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS.....  $2,432,437   $1,800,079   $2,296,534
                                                           ==========   ==========   ==========

                See accompanying notes to financial statements.

                           METLIFE POLICYHOLDER TRUST

                      STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                 (IN THOUSANDS, EXCEPT TRUST INTEREST AMOUNTS)

                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Operations
  Net investment income............................  $    156,880   $    149,073   $     84,006
  Net realized investment gains....................       335,984        255,741        164,731
  Change in net unrealized investment gains........     1,939,573      1,395,265      2,047,797
                                                     ------------   ------------   ------------
     NET INCREASE IN NET ASSETS RESULTING FROM
       OPERATIONS..................................     2,432,437      1,800,079      2,296,534
                                                     ------------   ------------   ------------
Distributions to holders of trust interests
  From net investment income.......................      (156,880)      (149,073)       (84,006)
  From net realized investment gains...............      (335,984)      (255,741)      (164,731)
                                                     ------------   ------------   ------------
     TOTAL DISTRIBUTIONS...........................      (492,864)      (404,814)      (248,737)
                                                     ------------   ------------   ------------
Trust interest transactions
  Cost of trust interests issued...................         7,631          5,635          5,523
  Cost of trust interests redeemed.................      (159,422)      (167,873)      (163,428)
  Cost of trust interests withdrawn................      (164,170)      (420,723)      (232,142)
                                                     ------------   ------------   ------------
     NET DECREASE IN NET ASSETS RESULTING FROM
       TRUST INTEREST TRANSACTIONS.................      (315,961)      (582,961)      (390,047)
                                                     ------------   ------------   ------------
     TOTAL INCREASE IN NET ASSETS..................     1,623,612        812,304      1,657,750
Net assets
  Beginning of year................................    13,016,463     12,204,159     10,546,409
                                                     ------------   ------------   ------------
  End of year......................................  $ 14,640,075   $ 13,016,463   $ 12,204,159
                                                     ============   ============   ============
OTHER INFORMATION
  Trust interest rollforward
  Trust interests, January 1.......................   321,314,794    362,463,884    390,029,917
  Trust interests issued...........................       170,425        155,874        193,261
  Trust interests redeemed.........................   (11,187,498)   (11,780,561)   (11,468,650)
  Trust interests withdrawn........................   (11,520,668)   (29,524,403)   (16,290,644)
                                                     ------------   ------------   ------------
  Balance, December 31.............................   298,777,053    321,314,794    362,463,884
                                                     ============   ============   ============

                See accompanying notes to financial statements.

                           METLIFE POLICYHOLDER TRUST

                         NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS UNLESS OTHERWISE STATED)

1.  SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF TRUST

     The MetLife Policyholder Trust (the "Trust") was established under the Metropolitan Life Insurance Company ("Metropolitan Life") plan of reorganization (the "Plan") and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the "Holding Company"), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the "Trustee") and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the "Custodian"), as amended on November 8, 2001 (the "Trust Agreement"), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees.

     Under the Plan and the Trust Agreement, each policyholder's membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the "Trust Eligible Policyholders") received, in exchange for that interest, a number of interests in the Trust ("Trust Interests") equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the "Common Stock"), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the "Trust Shares") for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the "Beneficiaries"). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 321,314,794 in 2004 to 298,777,053 in 2005.

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

     The Holding Company pays the Trustee an annual fee of $50,000. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $20,986 and $15,317 for out-of-pocket expenses for the years ended December 31, 2005 and 2004, respectively.

  EQUITY SECURITIES

     Equity securities are reported at their fair value based on quoted market prices and unrealized investment gains and losses on securities are recorded in the Statements of Operations. Realized gains and losses on sales

                           METLIFE POLICYHOLDER TRUST
of securities are determined on a first-in first-out basis. Regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares will be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends will be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. All security transactions are recorded on a trade date basis.

  CASH AND CASH EQUIVALENTS

     The Trust considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

  INCOME TAXES

     As a qualified regulated trust, the Trust is not subject to income taxes to the extent that it distributes substantially all of its taxable income in its fiscal year.

2.  PURCHASE AND SALE PROGRAM

     Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 11,187,498, 11,780,561 and 11,468,650 for the years ended December 31, 2005, 2004 and 2003, respectively, were redeemed for this purpose. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 170,425, 155,874 and 193,261 for the years ended December 31, 2005, 2004 and 2003, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     The Trustee, with the participation of Joseph B. Feil, Assistant Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Mr. Feil has concluded that these disclosure controls and procedures are effective. The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Mellon Investor Services LLC. There were no changes in the Trust's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Pursuant to the Trust Agreement, the independent auditor of the Holding Company serves as the independent auditor of the Trust, and Deloitte & Touche LLP ("Deloitte"), the Holding Company's independent auditor, has served as the independent auditor of the Trust since its inception. Its knowledge of the Trust has enabled it to carry out its audits of the Trust's financial statements with effectiveness and efficiency.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S
FEES FOR 2005 AND 2004

                                                               2005      2004
                                                              -------   -------
Audit Fees..................................................  $19,838   $18,601
Audit-Related Fees..........................................  $    --   $    --
Tax Fees....................................................  $    --   $    --
All Other Fees..............................................  $    --   $    --

     Audit fees include fees for services to perform an audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) and services that generally only the Trust's independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

     The Trust does not have an audit committee. The Audit Committee of the Holding Company (the "Audit Committee") approves Deloitte's audit and non-audit services in advance as required under the Sarbanes-Oxley Act of 2002 and SEC rules. Under procedures adopted by the Audit Committee, the Audit Committee reviews, on an annual basis, a schedule of particular audit services that the Holding Company expects to be performed in the next fiscal year, including for the Trust, and an estimated amount of fees for each particular audit service. The Audit Committee also reviews a schedule of audit related, tax and other permitted non-audit services that the Holding Company may engage the independent auditor to perform during the next fiscal year, including for the Trust, and an estimated amount of fees for each of those services, as well as information on pre-approval services provided by the independent auditor in the current year.

     Based on this information, the Audit Committee pre-approves the audit services that the Holding Company expects to be performed by the independent auditor in connection with the audit of the Holding Company's financial statements (including those of the Trust) for the next fiscal year, and the audit-related, tax and other permitted non-audit services that management may desire to engage the independent auditor to perform during the next fiscal year. In addition, the Audit Committee approves the terms of the engagement letter to be entered into with the independent auditor with respect to such services.

     If, during the course of the year, the audit, audit-related, tax and other permitted non-audit fees exceed the previous estimates provided to the Audit Committee, the Audit Committee determines whether or not to approve the payment of additional fees. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by the independent auditor.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as part of this report:

     1. Financial Statements

     The financial statements are listed in the Index to Financial Statements on page 12.

     2. Financial Statement Schedules

     Not applicable.

     3. Exhibits

     The exhibits are listed in the Exhibit Index on page E-1.

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

                                          METLIFE POLICYHOLDER TRUST

                                          By: Wilmington Trust Company, not in
                                            its individual capacity, but
                                            solely as trustee for the Trust

                                          By:/s/ Joseph B. Feil
                                            ------------------------------------
                                            Joseph B. Feil
                                            Name: Joseph B. Feil
                                            Title:   Assistant Vice President

Dated: March 31, 2006

                                 EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
     4.1       --    MetLife Policyholder Trust Agreement, incorporated herein by reference to Exhibit 10.12 to the MetLife, Inc. Registration
                     Statement on Form S-1 (File No. 333-91517) (the "S-1
                     Registration Statement").
     4.2       --    Amended and Restated Certificate of Incorporation of
                     MetLife, Inc., incorporated herein by reference to Exhibit
                     3.1 to MetLife, Inc.'s Annual Report on Form 10-K for the
                     fiscal year ended December 31, 2000 (the "2000 Annual
                     Report").
     4.3       --    Amended and Restated By-laws of MetLife, Inc., effective
                     July 27, 2004, incorporated herein by reference to Exhibit
                     3.2 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 2004.
     4.4       --    Text of Amended Section's of Amended and Restated By-laws of
                     MetLife, Inc., effective March 20, 2006, incorporated herein by reference to Exhibit 3.1 to MetLife, Inc.'s Current
                     Report on Form 8-K dated March 24, 2006.
     4.5       --    Form of Certificate of Common Stock, par value $0.01 per
                     share, incorporated herein by reference to Exhibit 4.1 to
                     the S-1 Registration Statement.
     4.6       --    Rights Agreement, between MetLife, Inc. and ChaseMellon
                     Shareholder Services, Inc., incorporated herein by reference to Exhibit 10.6 to the 2000 Annual Report.
     4.7       --    Amendment to MetLife Policyholder Trust Agreement,
                     incorporated herein by reference to Exhibit 4.6 to the
                     MetLife Policyholder Trust's Annual Report on Form 10-K for
                     the fiscal year ended December 31, 2001.
    31.1       --    Certification pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.
    32.1       --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.