Form 10-K
period 2006-12-31
METLIFE POLICYHOLDER TRUST
filed 2007-03-30
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30195
MetLife Policyholder Trust
(Exact name of registrant as specified in its charter)

Delaware	51-6516897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rodney Square North
1100 North Market Street
Wilmington, DE	19890
(Address of principal	(Zip code)
executive offices)
(302) 651-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Beneficial interests in the MetLife Policyholder Trust
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 29, 2007, 272,719,105 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

Note Regarding Forward-Looking Statements
     This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results of the MetLife Policyholder Trust, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon current expectations and beliefs concerning future developments and their potential effects on the MetLife Policyholder Trust. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I
Item 1. Business.
     The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the “Holding Company”), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees. See “Financial Statements and Supplementary Data” for financial information about the Trust.
     Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 298,777,053 at December 31, 2005 to 276,904,422 at December 31, 2006.
     A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by the Holding Company pursuant to the Plan (the “Purchase and Sale Program”); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.
     As a general rule, Beneficiaries are prohibited from selling, assigning, transferring, encumbering, or granting any option or any other interest in their Trust Interests; however, Trust Interests may be transferred:
     (i) from the estate of a deceased Beneficiary to one or more beneficiaries taking by operation of law or pursuant to testamentary succession;
     (ii) to the spouse or issue of a Beneficiary or to an entity selected by a Beneficiary, provided that transfers to such entity are deductible for federal income, gift and estate tax purposes under §§170, 2055 and 2522 of the Internal Revenue Code of 1986, as amended, or to a trust established for the exclusive benefit of one or more of the following: (x) Beneficiaries, (y) individuals described in this clause (ii), or (z) entities described in this clause (ii);
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

     In addition, if the Board of Directors of the Holding Company determines, based on the advice of legal counsel, that there is, at any time, a material risk that the assets of the Trust may be characterized as “plan assets” under United States Department of Labor Reg. §2510.3-101, as amended, the Board may direct the Trustee to distribute to the Custodian, for distribution to one or more Beneficiaries, a number of Trust Shares (not to exceed the total number of such Beneficiaries’ Trust Interests) as the Board may determine to be necessary or appropriate to ensure that the assets of the Trust will not be so characterized as “plan assets.”
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
     The Trust Agreement provides the Trustee with directions as to the manner in which to vote, assent or consent the Trust Shares at all times during the term of the Trust. On all matters brought for a vote before the stockholders of the Holding Company, with the exception of a Beneficiary Consent Matter (as defined below), the Trustee will vote or abstain from voting in accordance with the recommendation given by the Board of Directors of the Holding Company to its stockholders or, if no such recommendation is given, as directed by the Board. On all Beneficiary Consent Matters, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. The Trust Agreement also contains provisions allowing Beneficiaries to instruct the Custodian to withdraw their allocated Trust Shares to participate in any tender or exchange offer for the Common Stock and to make any cash or share election, or perfect any dissenter’s rights, in connection with a merger of the Holding Company.
     A “Beneficiary Consent Matter” is a matter presented to stockholders of the Holding Company concerning the following:
     (i) subject to certain conditions, a contested election of directors or the removal of a director,
     (ii) a merger or consolidation, a sale, lease or exchange of all or substantially all of the property or assets or a recapitalization or dissolution of the Holding Company, if it requires a vote of stockholders under applicable Delaware law,
     (iii) any transaction that would result in an exchange or conversion of Trust Shares for cash, securities or other property, and
     (iv) proposals submitted to stockholders requiring the Board of Directors to amend the Holding Company’s Stockholder Rights Plan, or redeem rights under that plan, other than a proposal with respect to which the Holding Company has received advice of nationally-recognized legal counsel to the effect that the proposal is not a proper subject for stockholder action under Delaware law.
     Proxy solicitation materials, annual reports and information statements received by the Custodian in connection with any matter not involving a Beneficiary Consent Matter will be made available by the Holding Company to Beneficiaries for their information on a website maintained by the Holding Company or by mail upon request and at the Holding Company’s expense, but voting instructions to the Trustee will not be solicited and, if instructions are received, they will not be binding on the Trustee.
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
     The Trust will terminate on the 90th day after the date on which the Trustee will have received notice from the Holding Company that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock or on the date on which the last Trust Share will have been withdrawn, distributed or exchanged. The Trust may be terminated earlier:
     (i) on the 90th day after the date on which the Trustee receives written notice from the Holding Company, given in the Holding Company’s discretion at any time, that the number of Trust Shares is 25% or less of the number of issued and outstanding shares of Common Stock,
     (ii) on the date on which the Trustee receives written notice from the Holding Company that the Board of Directors of the Holding Company has determined, as a result of any amendment of, or change (including any announced prospective change) in the laws (or any regulations thereunder) of the United States or any State, Commonwealth or other political subdivision or authority thereof or therein, or any official administrative pronouncement or judicial decision interpreting or applying such law or regulation, or any changes in the facts or circumstances relating to the Trust, that maintaining the Trust is or is reasonably expected to become burdensome to the Holding Company or the Beneficiaries,
     (iii) on the date on which any rights issued under a stockholder rights plan adopted by the Holding Company and held by the Trust become separately tradable from the Trust Shares to which they relate, or
     (iv) on the date on which there is an entry of a final order for termination or dissolution of the Trust or similar relief by a court of competent jurisdiction.
     The Trust Agreement also contains a provision which would cause termination under certain circumstances in order to comply with legal rules governing the duration of trusts.
     Upon termination of the Trust, the remaining Trust Shares will be distributed in book entry form to each Beneficiary, or as otherwise directed by such Beneficiary, together with the Beneficiary’s proportionate share of all unpaid distributions and dividends and interest earned thereon, if applicable. The Trust Agreement provides that the Holding Company may, in its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.
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

     The Holding Company pays the Trustee an annual fee of $50,000. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $5,777 and $20,986 for out-of-pocket expenses for the years ended December 31, 2006 and 2005, respectively.
     On December 15, 2006, the Holding Company paid an annual dividend of $0.59 per share of its Common Stock to stockholders of record as of November 6, 2006 for a total of $164 million to the Beneficiaries. On December 15, 2005, the Holding Company paid an annual dividend of $0.52 per share of its Common Stock to stockholders of record as of November 7, 2005 for a total of $157 million to the Beneficiaries.
     The Beneficiaries of the Trust are directed to the Holding Company’s Annual Report to Shareholders and the filings of the Holding Company under the Securities Exchange Act of 1934 (the “Exchange Act”) for information regarding the Holding Company. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of the Holding Company. The Trustee relies on receiving information, reports and representations from the Holding Company and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.
Item 1A. Risk Factors.
The Trust has limited resources, a limited operating history and is dependent upon the Holding Company.
     The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to the Holding Company’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2006 and the other Exchange Act filings of the Holding Company for information regarding certain risks related to the Holding Company that may affect the value of the Trust Shares.
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
     There is no existing trading market for the Trust Interests and the Trust Interests have no market value. Furthermore, Trust Interests may generally be transferred only in the following situations: (i) from the estate of a deceased Beneficiary to one or more beneficiaries taking by operation of law or pursuant to testamentary succession; (ii) to the spouse or issue of a Beneficiary or to an entity selected by a Beneficiary, provided that transfers to such entity are deductible for federal income, gift and estate tax purposes under §§170, 2055 and 2522 of the Internal Revenue Code of 1986, as amended, or to a trust established for the exclusive benefit of one or more of the following: (x) Beneficiaries, (y) individuals described in this clause (ii), or (z) entities described in this clause (ii); (iii) to a trust established to hold Trust Interests on behalf of an employee benefit plan; (iv) if the Beneficiary is not a natural person,

by operation of law to the surviving entity upon the merger or consolidation of such Beneficiary into another entity, to the purchaser of substantially all the assets of such Beneficiary or to the appropriate persons upon the dissolution, termination or winding up of such Beneficiary; (v) by operation of law as a consequence of the bankruptcy or insolvency of such Beneficiary or the granting of relief to such Beneficiary under the Federal bankruptcy laws; or (vi) from a trust holding an insurance policy or annuity contract on behalf of the insured person under such policy or contract, to those persons to whom Trust Interests are required to be so transferred pursuant to the terms of such trust.
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
Item 3. Legal Proceedings.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the year ended December 31, 2006, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     No public market exists for the Trust Interests.
Item 6. Selected Financial Data.
     The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2006, 2005 and 2004 and at December 31, 2006 and 2005, has been derived from the Trust’s audited financial statements included elsewhere herein. The financial information for the years ended December 31, 2003 and 2002 and at December 31, 2004, 2003 and 2002 has been derived from the Trust’s audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements appearing elsewhere herein.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Changes in Net Assets Data
Operations
Net investment income	$164,414	$156,880	$149,073	$84,006	$83,475
Net realized investment gains	432,372	335,984	255,741	164,731	209,151
Change in net unrealized investment gains	2,007,740	1,939,573	1,395,265	2,047,797	(2,234,370)

Net (decrease) increase in net assets resulting from operations	2,604,526	2,432,437	1,800,079	2,296,534	(1,941,744)

Distributions to holders of trust interests
From net investment income	(164,414)	(156,880)	(149,073)	(84,006)	(83,475)
From net realized investment gains	(432,372)	(335,984)	(255,741)	(164,731)	(209,151)

Total distributions	(596,786)	(492,864)	(404,814)	(248,737)	(292,626)

Trust interest transactions
Cost of trust interests issued	5,474	7,631	5,635	5,523	7,593
Cost of trust interests redeemed	(160,930)	(159,422)	(167,873)	(163,428)	(200,457)
Cost of trust interests withdrawn	(152,229)	(164,170)	(420,723)	(232,142)	(147,412)

Net decrease in net assets resulting from trust interest transactions	(307,685)	(315,961)	(582,961)	(390,047)	(340,276)

Total increase (decrease) in net assets	1,700,055	1,623,612	812,304	1,657,750	(2,574,646)
Net assets
Beginning of year	14,640,075	13,016,463	12,204,159	10,546,409	13,121,055

End of year	$16,340,130	$14,640,075	$13,016,463	$12,204,159	$10,546,409

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands, except Trust Interest amounts)
Balance Sheet Data
Assets:
Equity securities, at fair value	$16,340,130	$14,640,075	$13,016,463	$12,204,159	$10,546,409
Other assets	10,067	8,504	6,094	5,626	8,644

Total assets	16,350,197	14,648,579	13,022,557	12,209,785	10,555,053

Total liabilities	10,067	8,504	6,094	5,626	8,644

Net assets	$16,340,130	$14,640,075	$13,016,463	$12,204,159	$10,546,409

Net assets consist of:
Trust interests	$3,985,326	$4,293,011	$4,608,972	$5,191,933	$5,581,980
Net unrealized investment gains	12,354,804	10,347,064	8,407,491	7,012,226	4,964,429

Net assets, for 276,904,422; 298,777,053; 321,314,794; 362,463,884; and 390,029,917 trust interests outstanding, respectively	$16,340,130	$14,640,075	$13,016,463	$12,204,159	$10,546,409

Other Data
Trust interest rollforward
Trust interests, January 1	298,777,053	321,314,794	362,463,884	390,029,917	414,174,724
Trust interests issued	103,485	170,425	155,874	193,261	267,080
Trust interests redeemed	(11,293,360)	(11,187,498)	(11,780,561)	(11,468,650)	(14,067,171)
Trust interests withdrawn	(10,682,756)	(11,520,668)	(29,524,403)	(16,290,644)	(10,344,716)

Balance, December 31	276,904,422	298,777,053	321,314,794	362,463,884	390,029,917

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results of the MetLife Policyholder Trust (the “Trust”), as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon current expectations and beliefs concerning future developments and their potential effects on the Trust. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in state unclaimed property laws; (ii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (iii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (iv) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. The Trust specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.
Executive Summary
     The Trust was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the “Holding Company”), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the shares of common stock of MetLife, Inc. issued to the Trust for the benefit of certain eligible policyholders of Metropolitan Life under the Plan and the Trust Agreement (the “Trust Shares”) and certain closely related activities, such as distributing cash dividends.
     Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the Trust Shares for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”).
     The number of Trust Interests outstanding at December 31, 2006 and 2005 was 276,904,422 and 298,777,053, respectively. The decrease of 21,872,631 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed and Trust Interests withdrawn. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.
Results of Operations
Discussion of Results
Year ended December 31, 2006 compared with the year ended December 31, 2005
     Net assets in the MetLife Policyholder Trust increased $1,700 million, or 12%, to $16,340 million for the year ended December 31, 2006 from $14,640 million for the comparable 2005 period. This increase is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program. Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, increased $2,008 million from the prior year. A net reduction of 21,872,631 Trust Interests resulted from a decrease of 10,682,756 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of 11,189,875 Trust Interests in connection with issuances and redemptions under the MetLife, Inc. Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $155 million and $152 million decrease in net assets, respectively, for the year ended December 31, 2006. Net investment income of $164 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $432 million, were fully distributed to Beneficiaries.
Year ended December 31, 2005 compared with the year ended December 31, 2004
     Net assets in the MetLife Policyholder Trust increased $1,624 million, or 12%, to $14,640 million for the year ended December 31, 2005 from $13,016 million for the comparable 2004 period. This increase is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program. Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, increased $1,940 million from the prior year. A net reduction of 22,537,741 Trust Interests resulted from a decrease of 11,520,668 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of 11,017,073 Trust Interests in connection with issuances and redemptions under the MetLife, Inc. Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $152 million and $164 million decrease in net assets, respectively, for the year ended December 31, 2005. Net investment income of $157 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $336 million, were fully distributed to Beneficiaries.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The Trust’s investments in MetLife, Inc. securities expose it to changes in equity prices. The liabilities of the Trust are equal to the market value of the equity investments. Therefore, the Trust has negligible market risk and no further risk management is required.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
     We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2006 and 2005, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2006 and 2005, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
New York, New York
March 30, 2007

METLIFE POLICYHOLDER TRUST
STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2006 AND 2005
(In thousands, except Trust Interest and per Trust Interest amounts)

	2006	2005
Assets
Equity securities, at fair value (cost, $3,985,326 and $4,293,011, respectively)	$16,340,130	$14,640,075
Cash and cash equivalents	58	185
Receivable for investments sold	10,009	8,319

Total assets	16,350,197	14,648,579

Liabilities
Payable for investments purchased	58	185
Payable for trust interests redeemed	10,009	8,319

Total liabilities	10,067	8,504

Net assets	$16,340,130	$14,640,075

Net assets consist of:
Trust interests	$3,985,326	$4,293,011
Net unrealized investment gains	12,354,804	10,347,064

Net assets, for 276,904,422 and 298,777,053 trust interests outstanding, respectively	$16,340,130	$14,640,075

Net asset value, offering price and redemption price per trust interest ($16,340,130 / 276,904,422) and ($14,640,075 / 298,777,053) trust interests, respectively	$59.01	$49.00

See accompanying notes to financial statements.

METLIFE POLICYHOLDER TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004
Net investment income	$164,414	$156,880	$149,073

Net investment gains
Net realized investment gains	432,372	335,984	255,741
Change in net unrealized investment gains	2,007,740	1,939,573	1,395,265

Net gain	2,440,112	2,275,557	1,651,006

Net increase in net assets resulting from operations	$2,604,526	$2,432,437	$1,800,079

See accompanying notes to financial statements.

METLIFE POLICYHOLDER TRUST
STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except Trust Interest amounts)

	2006	2005	2004
Operations
Net investment income	$164,414	$156,880	$149,073
Net realized investment gains	432,372	335,984	255,741
Change in net unrealized investment gains	2,007,740	1,939,573	1,395,265

Net increase in net assets resulting from operations	2,604,526	2,432,437	1,800,079

Distributions to holders of trust interests
From net investment income	(164,414)	(156,880)	(149,073)
From net realized investment gains	(432,372)	(335,984)	(255,741)

Total distributions	(596,786)	(492,864)	(404,814)

Trust interest transactions
Cost of trust interests issued	5,474	7,631	5,635
Cost of trust interests redeemed	(160,930)	(159,422)	(167,873)
Cost of trust interests withdrawn	(152,229)	(164,170)	(420,723)

Net decrease in net assets resulting from trust interest transactions	(307,685)	(315,961)	(582,961)

Total increase in net assets	1,700,055	1,623,612	812,304
Net assets
Beginning of year	14,640,075	13,016,463	12,204,159

End of year	$16,340,130	$14,640,075	$13,016,463

Other information
Trust interest rollforward
Trust interests, January 1	298,777,053	321,314,794	362,463,884
Trust interests issued	103,485	170,425	155,874
Trust interests redeemed	(11,293,360)	(11,187,498)	(11,780,561)
Trust interests withdrawn	(10,682,756)	(11,520,668)	(29,524,403)

Balance, December 31	276,904,422	298,777,053	321,314,794

See accompanying notes to financial statements.

METLIFE POLICYHOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
(In thousands unless otherwise stated)
1. Significant Accounting Policies
Description of Trust
     The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the “Holding Company”), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services LLC, as custodian (now known as Mellon Investor Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees.
     Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 298,777,053 at December 31, 2005 to 276,904,422 at December 31, 2006.
     A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by the Holding Company pursuant to the Plan (the “Purchase and Sale Program”); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.
     The Holding Company pays the Trustee an annual fee of $50,000. The Holding Company also provides the Trustee with minor management and administrative services, the cost of which is not considered material and, therefore, is not included in these financial statements. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $5,777 and $20,986 for out-of-pocket expenses for the years ended December 31, 2006 and 2005, respectively.
Equity Securities
     Equity securities are reported at their fair value based on the quoted market price, and unrealized investment gains and losses on securities are recorded in the Statements of Operations. Realized gains and losses on sales of securities are determined on a first-in first-out basis. Regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares are distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends are made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. All security transactions are recorded on a trade date basis.

Cash and Cash Equivalents
     The Trust considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Income Taxes
     As a qualified regulated trust, the Trust is not subject to income taxes to the extent that it distributes substantially all of its taxable income in its fiscal year.
2. Purchase and Sale Program
     Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 11,293,360, 11,187,498, and 11,780,561 for the years ended December 31, 2006, 2005 and 2004, respectively, were redeemed for this purpose. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 103,485, 170,425 and 155,874 for the years ended December 31, 2006, 2005 and 2004, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
     Beneficiaries may withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian.
3. Commitments and Contingencies
     None.
4. Beneficiary Voting Rights
     The Trust Agreement provides the Trustee with directions as to the manner in which to vote, assent or consent the Trust Shares at all times during the term of the Trust. On all matters brought for a vote before the stockholders of the Holding Company, with the exception of a Beneficiary Consent Matter (as defined in the Trust Agreement), the Trustee will vote or abstain from voting in accordance with the recommendation given by the Board of Directors of the Holding Company to its stockholders or, if no such recommendation is given, as directed by the Board. On all Beneficiary Consent Matters, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. The Trust Agreement also contains provisions allowing Beneficiaries to instruct the Custodian to withdraw their allocated Trust Shares to participate in any tender or exchange offer for the Common Stock and to make any cash or share election, or perfect any dissenter’s rights, in connection with a merger of the Holding Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     The Trustee, with the participation of Joseph B. Feil, Assistant Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Mr. Feil has concluded that these disclosure controls and procedures are effective.
     The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Mellon Investor Services LLC. There were no changes in the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
Item 14. Principal Accountant Fees and Services.
     Pursuant to the Trust Agreement, the independent auditor of the Holding Company serves as the independent auditor of the Trust, and Deloitte & Touche LLP (“Deloitte”), the Holding Company’s independent auditor, has served as the independent auditor of the Trust since its inception. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 and the rules of the PCAOB. Its knowledge of the Trust has enabled it to carry out its audits of the Trust’s financial statements with effectiveness and efficiency.
Independent Auditor’s Fees for 2006 and 2005

	2006	2005
Audit Fees	$19,838	$19,838
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

     Audit fees include fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (“SEC”).
     The Trust does not have an audit committee. The Audit Committee of the Holding Company (the “Audit Committee”) approves Deloitte’s audit and non-audit services in advance as required under the Sarbanes-Oxley Act of 2002 and SEC rules. Under procedures adopted by the Audit Committee, the Audit Committee reviews, on an annual basis, a schedule of particular audit services that the Holding Company expects to be performed in the next fiscal year, including for the Trust, and an estimated amount of fees for each particular audit service. The Audit Committee also reviews a schedule of audit-related, tax and other permitted non-audit services that the Holding Company may engage the independent auditor to perform during the next fiscal year, including for the Trust, and an estimated amount of fees for each of those services, as well as information on pre-approved services provided by the independent auditor in the current year.
     Based on this information, the Audit Committee pre-approves the audit services that the Holding Company expects to be performed by the independent auditor in connection with the audit of the Holding Company’s financial statements (including those of the Trust) for the next fiscal year, and the audit-related, tax and other permitted non-audit services that management of the Holding Company may desire to engage the independent auditor to perform during the next fiscal year. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by the Holding Company with the independent auditor. All of the fees set forth in the table above have been pre-approved by the Audit Committee in accordance with its pre-approval procedures.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     The following documents are filed as part of this report:
     1. Financial Statements
     The financial statements are listed in the Index to Financial Statements on page 13.
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

Joseph B. Feil
Name: Joseph B. Feil
Title: Assistant Vice President
Date: March 30, 2007

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Registration Statement on Form S-1 (File No. 333-91517) (the “S-1 Registration Statement”)).

3.2	—	Amendment to MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 4.6 to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.1	—	Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”).

4.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).

4.3	—	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).

4.4	—	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).

4.5	—	MetLife, Inc. Amended and Restated By-laws, effective March 20, 2006 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.6	—	Form of Certificate of Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.7	—	Rights Agreement, dated as of April 4, 2000, between MetLife, Inc. and ChaseMellon Shareholder Services, Inc. (predecessor to Mellon Investor Services LLC) (Incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E - 1