Form 10-K
period 2007-12-31
METLIFE POLICYHOLDER TRUST
filed 2008-03-28
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-30195

MetLife Policyholder Trust
(Exact name of registrant as specified in its charter)

Delaware	51-6516897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rodney Square North 1100 North Market Street Wilmington, DE (Address of principal executive offices)	19890 (Zip code)

(302) 651-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Beneficial interests in the MetLife Policyholder Trust

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 24, 2008, 257,182,572 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

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

The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the “Holding Company”), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Mellon Investor Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees. See “Financial Statements and Supplementary Data” for financial information about the Trust.

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 276,904,422 at December 31, 2006 to 260,655,407 at December 31, 2007.

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

The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares will be distributed by the Custodian to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends will be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. This alternative arrangement has been used since the inception of the Trust. The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by the Holding Company to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by the Holding Company to its stockholders will be held and distributed by the Trustee to the Beneficiaries in proportion to their Trust Interests.

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

The Trust Agreement also contains a provision which would cause termination under certain circumstances in order to comply with legal rules governing the duration of trusts. As of March 24, 2008, the Trust Shares constituted 36.1% of the issued and outstanding shares of Common Stock.

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

The Holding Company pays the Trustee an annual fee of $50,000. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $15,938, $5,777 and $20,986 for out-of-pocket expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

On December 14, 2007, the Holding Company paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 6, 2007 for a total of $194 million to the Beneficiaries. On December 15, 2006, the Holding Company paid an annual dividend of $0.59 per share of its Common Stock to stockholders of record as of November 6, 2006 for a total of $164 million to the Beneficiaries.

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

The Trust has limited resources and is dependent upon the Holding Company.

The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to the Holding Company’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007 and the other Exchange Act filings of the Holding Company for information regarding certain risks related to the Holding Company that may affect the value of the Trust Shares.

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

The Trust’s assets are concentrated in Common Stock.

The assets of the Trust consist principally of the Trust Shares. As a result of this concentration, any decline in the value of the Common Stock would adversely affect the value of the Trust and the Trust Interests held by the Beneficiaries. The Trustee and the Trust can provide no assurance as to the value of the Common Stock or whether a severe impact on the Trust would not occur in the near term as a result of changes in the value of the Common Stock.

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

During the year ended December 31, 2007, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market exists for the Trust Interests.

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2007, 2006 and 2005 and at December 31, 2007 and 2006, has been derived from the Trust’s audited financial statements included elsewhere herein. The financial information for the years ended December 31, 2004 and 2003 and at December 31, 2005, 2004 and 2003 has been derived from the Trust’s audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements appearing elsewhere herein.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Changes in Net Assets Data
Operations
Net investment income	$194,176	$164,414	$156,880	$149,073	$84,006
Net realized investment gains	516,837	432,372	335,984	255,741	164,731
Change in net unrealized investment (losses)/gains	(52,050)	2,007,740	1,939,573	1,395,265	2,047,797

Net (decrease) increase in net assets resulting from operations	658,963	2,604,526	2,432,437	1,800,079	2,296,534

Distributions to holders of trust interests
From net investment income	(194,176)	(164,414)	(156,880)	(149,073)	(84,006)
From net realized investment gains	(516,837)	(432,372)	(335,984)	(255,741)	(164,731)

Total distributions	(711,013)	(596,786)	(492,864)	(404,814)	(248,737)

Trust interest transactions
Cost of trust interests issued	6,491	5,474	7,631	5,635	5,523
Cost of trust interests redeemed	(147,310)	(160,930)	(159,422)	(167,873)	(163,428)
Cost of trust interests withdrawn	(85,675)	(152,229)	(164,170)	(420,723)	(232,142)

Net decrease in net assets resulting from trust interest transactions	(226,494)	(307,685)	(315,961)	(582,961)	(390,047)

Total increase (decrease) in net assets	(278,544)	1,700,055	1,623,612	812,304	1,657,750
Net assets
Beginning of year	16,340,130	14,640,075	13,016,463	12,204,159	10,546,409

End of year	$16,061,586	$16,340,130	$14,640,075	$13,016,463	$12,204,159

	2007	2006	2005	2004	2003
	(In thousands, except Trust Interest amounts)

Balance Sheet Data
Assets:
Equity securities, at fair value	$16,061,586	$16,340,130	$14,640,075	$13,016,463	$12,204,159
Other assets	7,129	10,067	8,504	6,094	5,626

Total assets	16,068,715	16,350,197	14,648,579	13,022,557	12,209,785

Total liabilities	7,129	10,067	8,504	6,094	5,626

Net assets	$16,061,586	$16,340,130	$14,640,075	$13,016,463	$12,204,159

Net assets consist of:
Trust interests	$3,758,832	$3,985,326	$4,293,011	$4,608,972	$5,191,933
Net unrealized investment gains	12,302,754	12,354,804	10,347,064	8,407,491	7,012,226

Net assets, for 260,655,407; 276,904,422; 298,777,053; 321,314,794; and 362,463,884 trust interests outstanding, respectively	$16,061,586	$16,340,130	$14,640,075	$13,016,463	$12,204,159

Other Data
Trust interest rollforward
Trust interests, January 1	276,904,422	298,777,053	321,314,794	362,463,884	390,029,917
Trust interests issued	100,817	103,485	170,425	155,874	193,261
Trust interests redeemed	(10,337,547)	(11,293,360)	(11,187,498)	(11,780,561)	(11,468,650)
Trust interests withdrawn	(6,012,285)	(10,682,756)	(11,520,668)	(29,524,403)	(16,290,644)

Balance, December 31	260,655,407	276,904,422	298,777,053	321,314,794	362,463,884

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

The Trust was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the “Holding Company”), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Mellon Investor Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the shares of common stock of MetLife, Inc. issued to the Trust for the benefit of certain eligible policyholders of Metropolitan Life under the Plan and the Trust Agreement (the “Trust Shares”) and certain closely related activities, such as distributing cash dividends.

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

The number of Trust Interests outstanding at December 31, 2007 and 2006 was 260,655,407, and 276,904,422, respectively. The decrease of 16,249,015 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed and Trust Interests withdrawn. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations

Discussion of Results

Year ended December 31, 2007 compared with the year ended December 31, 2006

Net assets in the Trust decreased $279 million, or 2%, to $16,062 million for the year ended December 31, 2007 from $16,340 million for the comparable 2006 period. This decrease is due to a decrease in net unrealized investment gains on the equity securities (referred to herein as Trust Shares), in addition to (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program. Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, decreased $52 million from the prior year. A net reduction of 16,249,015 Trust Interests resulted from a decrease of 6,012,285 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of

10,236,730 Trust Interests in connection with issuances and redemptions under the MetLife, Inc. Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $141 million and $86 million decrease in net assets, respectively, for the year ended December 31, 2007. Net investment income of $194 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $517 million, were fully distributed to Beneficiaries.

Year ended December 31, 2006 compared with the year ended December 31, 2005

Net assets in the Trust increased $1,700 million, or 12%, to $16,340 million for the year ended December 31, 2006 from $14,640 million for the comparable 2005 period. This increase is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program. Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, increased $2,008 million from the prior year. A net reduction of 21,872,631 Trust Interests resulted from a decrease of 10,682,756 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of 11,189,875 Trust Interests in connection with issuances and redemptions under the MetLife, Inc. Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the MetLife, Inc. Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $155 million and $152 million decrease in net assets, respectively, for the year ended December 31, 2006. Net investment income of $164 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $432 million, were fully distributed to Beneficiaries.

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

Report of Independent Registered Public Accounting Firm

MetLife Policyholder Trust:

We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2007 and 2006, and related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2007 and 2006, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 27, 2008

MetLife Policyholder Trust

Statements of Assets and Liabilities
December 31, 2007 and 2006

(In thousands, except Trust Interest and per Trust Interest amounts)

	2007	2006

Assets
Equity securities, at fair value (cost, $3,758,832 and $3,985,326, respectively)	$16,061,586	$16,340,130
Cash and cash equivalents	112	58
Receivable for investments sold	7,017	10,009

Total assets	16,068,715	16,350,197

Liabilities
Payable for investments purchased	112	58
Payable for trust interests redeemed	7,017	10,009

Total liabilities	7,129	10,067

Net assets	$16,061,586	$16,340,130

Net assets consist of:
Trust interests	$3,758,832	$3,985,326
Net unrealized investment gains	12,302,754	12,354,804

Net assets, for 260,655,407 and 276,904,422 trust interests outstanding, respectively	$16,061,586	$16,340,130

Net asset value, offering price and redemption price per trust interest ($16,061,586 / 260,655,407) and ($16,340,130 / 276,904,422) trust interests, respectively	$61.62	$59.01

See accompanying notes to financial statements.

MetLife Policyholder Trust

Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005

Net investment income	$194,176	$164,414	$156,880

Net investment gains
Net realized investment gains	516,837	432,372	335,984
Change in net unrealized investment (losses)/gains	(52,050)	2,007,740	1,939,573

Net gain	464,787	2,440,112	2,275,557

Net increase in net assets resulting from operations	$658,963	$2,604,526	$2,432,437

See accompanying notes to financial statements.

MetLife Policyholder Trust

Statements of Changes in Net Assets
For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except Trust Interest amounts)

	2007	2006	2005

Operations
Net investment income	$194,176	$164,414	$156,880
Net realized investment gains	516,837	432,372	335,984
Change in net unrealized investment (losses)/gains	(52,050)	2,007,740	1,939,573

Net increase in net assets resulting from operations	658,963	2,604,526	2,432,437

Distributions to holders of trust interests
From net investment income	(194,176)	(164,414)	(156,880)
From net realized investment gains	(516,837)	(432,372)	(335,984)

Total distributions	(711,013)	(596,786)	(492,864)

Trust interest transactions
Cost of trust interests issued	6,491	5,474	7,631
Cost of trust interests redeemed	(147,310)	(160,930)	(159,422)
Cost of trust interests withdrawn	(85,675)	(152,229)	(164,170)

Net decrease in net assets resulting from trust interest transactions	(226,494)	(307,685)	(315,961)

Total (decrease)/increase in net assets	(278,544)	1,700,055	1,623,612
Net assets
Beginning of year	16,340,130	14,640,075	13,016,463

End of year	$16,061,586	$16,340,130	$14,640,075

Other information
Trust interest rollforward
Trust interests, January 1	276,904,422	298,777,053	321,314,794
Trust interests issued	100,817	103,485	170,425
Trust interests redeemed	(10,337,547)	(11,293,360)	(11,187,498)
Trust interests withdrawn	(6,012,285)	(10,682,756)	(11,520,668)

Balance, December 31	260,655,407	276,904,422	298,777,053

See accompanying notes to financial statements.

MetLife Policyholder Trust

Notes to Financial Statements
(In thousands unless otherwise stated)

1.	Significant Accounting Policies

Description of Trust

The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc. (the “Holding Company”), Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Mellon Investor Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees.

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 276,904,422 at December 31, 2006 to 260,655,407 at December 31, 2007.

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

The Holding Company pays the Trustee an annual fee of $50,000. The Holding Company also provides the Trustee with minor management and administrative services, the cost of which is not considered material and, therefore, is not included in these financial statements. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $15,938 and $5,777 for out-of-pocket expenses for the years ended December 31, 2007 and 2006, respectively.

Equity Securities

Equity securities are reported at their fair value based on the quoted market price, and unrealized investment gains and losses on securities are recorded in the Statements of Operations. Realized gains and losses on sales of

MetLife Policyholder Trust

Notes to Financial Statements — (Continued)

securities are determined on a first-in first-out basis. Regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares are distributed by the Custodian to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends are made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. This alternative arrangement has been used since the inception of the Trust. All security transactions are recorded on a trade date basis.

The assets of the Trust consist principally of Trust Shares and, as such, represent a concentration of risk to the Trust and the Beneficiaries.

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

Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 10,337,547, 11,293,360, and 11,187,498 for the years ended December 31, 2007, 2006 and 2005, respectively, were redeemed for this purpose. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 100,817, 103,485 and 170,425 for the years ended December 31, 2007, 2006 and 2005, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Mellon Investor Services LLC. There were no changes in the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by the Trustee are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing the Trustee with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with the Trustee’s authorization and recorded properly to permit the preparation of financial statements in conformity with GAAP.

The Trustee has documented and evaluated the effectiveness of the internal control of the Trust as of December 31, 2007 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, the Trustee has determined that the Trust maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report on Form 10-K for the year ended December 31, 2007 does not include an attestation report of Deloitte & Touche LLP, the Trust’s independent registered public accounting firm (“Deloitte”), regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this Annual Report.

Deloitte has audited the financial statements included in this Annual Report. The Report of the Independent Registered Public Accounting Firm on their audit of the financial statements is included at page F-1.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

There are no directors, executive officers or employees of the Trust. The Trustee of the Trust is Wilmington Trust Company. The Custodian of the Trust is Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C.

The Trust has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because the Trust does not have any such officers.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no directors or executive officers of the Trust. No person is the beneficial owner of more than five percent of the Trust Interests.

The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Pursuant to the Trust Agreement, the independent auditor of the Holding Company serves as the independent auditor of the Trust, and Deloitte & Touche LLP (“Deloitte”), the Holding Company’s independent auditor, has served as the independent auditor of the Trust since its inception. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB. Its knowledge of the Trust has enabled it to carry out its audits of the Trust’s financial statements with effectiveness and efficiency.

Independent Auditor’s Fees for 2007 and 2006

	2007	2006

Audit Fees	$20,830	$19,838
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees include fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (“SEC”).

The Trust does not have an audit committee. The Audit Committee of the Holding Company (the “Audit Committee”) approves the provision of audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Under procedures adopted by the Audit Committee, the Audit Committee reviews, on an annual basis, a schedule of particular audit services that the Holding Company expects to be performed in the next fiscal year, including for the Trust, and an estimated amount of fees for each particular audit service. The Audit Committee also reviews a schedule of audit-related, tax and other permitted non-audit services that the independent auditor may be engaged to perform during the next fiscal year, including for the Trust, and an estimated amount of fees for each of those services, as well as information on pre-approved services provided by the independent auditor in the current year.

Based on this information, the Audit Committee pre-approves the audit services that the Holding Company expects to be performed by the independent auditor in connection with the audit of the Holding Company’s and its subsidiaries’ financial statements (including those of the Trust) for the next fiscal year, and the audit-related, tax and other permitted non-audit services that management of the Holding Company may desire to engage the independent auditor to perform during the next fiscal year. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by the Holding Company with the independent auditor. All of the fees set forth in the table above have been pre-approved by the Audit Committee in accordance with its pre-approval procedures.

If, during the course of the year, the audit, audit-related, tax and other permitted non-audit fees exceed the previous estimates provided to the Audit Committee, the Audit Committee determines whether or not to approve the additional fees. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by the independent auditor.

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
Joseph B. Feil
Name: Joseph B. Feil
Title: Assistant Vice President

Date: March 27, 2008

Exhibit Index

Exhibit No.		Description

3.1	—	MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Registration Statement on Form S-1 (File No. 333-91517) (the “S-1 Registration Statement”)).
3.2	—	Amendment to MetLife Policyholder Trust Agreement.
4.1	—	Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”).
4.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).
4.3	—	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
4.4	—	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
4.5	—	MetLife, Inc. Amended and Restated By-laws, effective June 19, 2007 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 25, 2007).
4.6	—	Form of Certificate of Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.7	—	Rights Agreement, dated as of April 4, 2000, between MetLife, Inc. and ChaseMellon Shareholder Services, L.L.C. (predecessor to Mellon Investor Services LLC) (Incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1