Form 10-K
period 2008-12-31
METLIFE POLICYHOLDER TRUST
filed 2009-03-27
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 24, 2009, 240,911,549 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), tenders by Beneficiaries of Trust Shares pursuant to the Holding Company’s split-off of its majority-owned subsidiary, Reinsurance Group of America, Incorporated, in September 2008, and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 260,655,407 at December 31, 2007 to 242,724,190 at December 31, 2008.

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

As a general rule, Beneficiaries are prohibited from selling, assigning, transferring, encumbering or granting any option or any other interest in their Trust Interests; however, Trust Interests may be transferred:

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

The Trust Agreement also contains a provision which would cause termination under certain circumstances in order to comply with legal rules governing the duration of trusts. As of March 24, 2009, the Trust Shares constituted 29.4% of the issued and outstanding shares of Common Stock.

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

The Holding Company pays the Trustee an annual fee of $50,000. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $71,539, $15,938 and $5,777 for out-of-pocket expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

On December 15, 2008, the Holding Company paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 10, 2008 for a total of $180 million to the Beneficiaries. On December 14, 2007, the Holding Company paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 6, 2007 for a total of $194 million to the Beneficiaries.

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

The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to the Holding Company’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008 and the other Exchange Act filings of the Holding Company for information regarding certain risks related to the Holding Company that may affect the value of the Trust Shares.

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

During the year ended December 31, 2008, no matter was brought before the Trustee to vote, assent or consent the Trust Shares that required a solicitation of voting instructions from Beneficiaries.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market exists for the Trust Interests.

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2008, 2007 and 2006 and at December 31, 2008 and 2007, has been derived from the Trust’s audited financial statements included elsewhere herein. The financial information for the years ended December 31, 2005 and 2004 and at December 31, 2006, 2005 and 2004 has been derived from the Trust’s audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements appearing elsewhere herein.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Changes in Net Assets Data
Operations:
Net investment income	$180,305	$194,176	$164,414	$156,880	$149,073
Net realized investment gains	394,316	516,837	432,372	335,984	255,741
Change in net unrealized investment gains	(7,348,282)	(52,050)	2,007,740	1,939,573	1,395,265

Net (decrease) increase in net assets resulting from operations	(6,773,661)	658,963	2,604,526	2,432,437	1,800,079

Distributions to holders of trust interests:
From net investment income	(180,305)	(194,176)	(164,414)	(156,880)	(149,073)
From net realized investment gains	(394,316)	(516,837)	(432,372)	(335,984)	(255,741)

Total distributions	(574,621)	(711,013)	(596,786)	(492,864)	(404,814)

Trust interest transactions:
Cost of trust interests issued	5,239	6,491	5,474	7,631	5,635
Cost of trust interests redeemed	(143,413)	(147,310)	(160,930)	(159,422)	(167,873)
Cost of trust interests withdrawn	(113,765)	(85,675)	(152,229)	(164,170)	(420,723)

Net decrease in net assets resulting from trust interest transactions	(251,939)	(226,494)	(307,685)	(315,961)	(582,961)

Total (decrease) increase in net assets	(7,600,221)	(278,544)	1,700,055	1,623,612	812,304
Net assets:
Beginning of year	16,061,586	16,340,130	14,640,075	13,016,463	12,204,159

End of year	$8,461,365	$16,061,586	$16,340,130	$14,640,075	$13,016,463

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except for Trust Interest amounts)

Balance Sheet Data
Assets:
Equity securities, fair value	$8,461,365	$16,061,586	$16,340,130	$14,640,075	$13,016,463
Other assets	113,766	7,129	10,067	8,504	6,094

Total assets	8,575,131	16,068,715	16,350,197	14,648,579	13,022,557

Total liabilities	113,766	7,129	10,067	8,504	6,094

Net assets	$8,461,365	$16,061,586	$16,340,130	$14,640,075	$13,016,463

Net assets consist of :
Trust interests	$3,506,893	$3,758,832	$3,985,326	$4,293,011	$4,608,972
Net unrealized investment gains	4,954,472	12,302,754	12,354,804	10,347,064	8,407,491

Net assets, for 242,724,190; 260,655,407; 276,904,422; 298,777,053; and 321,314,794 trust interests outstanding, respectively	$8,461,365	$16,061,586	$16,340,130	$14,640,075	$13,016,463

Other Data
Trust interest rollforward:
Trust interests, January 1	260,655,407	276,904,422	298,777,053	321,314,794	362,463,884
Trust interests issued	116,363	100,817	103,485	170,425	155,874
Trust interests redeemed	(10,064,054)	(10,337,547)	(11,293,360)	(11,187,498)	(11,780,561)
Trust interests withdrawn	(7,983,526)	(6,012,285)	(10,682,756)	(11,520,668)	(29,524,403)

Balance, December 31	242,724,190	260,655,407	276,904,422	298,777,053	321,314,794

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the MetLife Policyholder Trust’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) changes in state unclaimed property laws; (ii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (iii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (iv) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the SEC.

The Trust does not undertake any obligation to publicly correct or update any forward-looking statement if the Trust later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures the Trust or MetLife, Inc. make on related subjects in reports to the SEC.

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

The number of Trust Interests outstanding at December 31, 2008 and 2007 was 242,724,190 and 260,655,407, respectively. The decrease of 17,931,217 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed and Trust Interests withdrawn. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations

Discussion of Results

Year ended December 31, 2008 compared with the year ended December 31, 2007

Net assets in the Trust decreased $7,601 million, or 47%, to $8,461 million for the year ended December 31, 2008 from $16,062 million for the comparable 2007 period. This decrease is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, (ii) activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”), and (iii) the impact of tenders by Beneficiaries of Trust Shares pursuant to the Holding Company’s split-off of its majority-owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”), in September 2008. Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, decreased $7,348 million from the prior year. A net reduction of 17,931,217 Trust Interests resulted from a decrease of 7,983,526 Trust Interests due to withdrawals by Beneficiaries from the Trust, a net decrease of 9,947,691 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program and a net decrease of 1,781,272 Trust Interests in connection with tenders by Beneficiaries of Trust Shares pursuant to the Holding Company’s split-off of RGA. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and tenders by Beneficiaries of Trust Shares pursuant to the Holding Company’s split-off of RGA resulted in a $138 million, $114 million and $25 million decrease in net assets, respectively, for the year ended December 31, 2008. Net investment income of $180 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $394 million, were fully distributed to Beneficiaries.

Year ended December 31, 2007 compared with the year ended December 31, 2006

Net assets in the Trust decreased $279 million, or 2%, to $16,062 million for the year ended December 31, 2007 from $16,340 million for the comparable 2006 period. This decrease is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the Purchase and Sale Program. Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, decreased $52 million from the prior year. A net reduction of 16,249,015 Trust Interests resulted from a decrease of 6,012,285 Trust Interests due to withdrawals by Beneficiaries from the Trust and a net decrease of 10,236,730 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the Purchase and Sale Program and withdrawals by Beneficiaries from the Trust resulted in a $141 million and $86 million decrease in net assets, respectively, for the year ended December 31, 2007. Net investment income of $194 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $517 million, were fully distributed to Beneficiaries.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MetLife Policyholder Trust:

We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2008 and 2007, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2008 and 2007, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
March 27, 2009

MetLife Policyholder Trust

Statements of Assets and Liabilities
December 31, 2008 and 2007

(In thousands, except Trust Interest and per Trust Interest amounts)

	2008	2007

Assets
Equity securities, at estimated fair value (cost: $3,506,893 and $3,758,832, respectively)	$8,461,365	$16,061,586
Cash and cash equivalents	40	112
Receivable for investments sold	2,866	7,017
Receivable from MetLife, Inc.	110,860	—

Total assets	$8,575,131	$16,068,715

Liabilities
Payable for investments purchased	$40	$112
Payable for trust interests redeemed	2,866	7,017
Dividends payable to Trust Beneficiaries	110,860	—

Total liabilities	113,766	7,129

Net assets	$8,461,365	$16,061,586

Net assets consist of:
Trust interests	$3,506,893	$3,758,832
Net unrealized investment gains	4,954,472	12,302,754

Net assets, for 242,724,190 and 260,655,407 trust interests outstanding, respectively	$8,461,365	$16,061,586

Net asset value, offering price and redemption price per trust interest ($8,461,365/242,724,190) and ($16,061,586/260,655,407) trust interests, respectively	$34.86	$61.62

See accompanying notes to financial statements.

MetLife Policyholder Trust

Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006

Net investment income	$180,305	$194,176	$164,414

Net investment gains (losses)
Net realized investment gains	394,316	516,837	432,372
Change in net unrealized investment (losses) gains	(7,348,282)	(52,050)	2,007,740

Net (losses) gains	(6,953,966)	464,787	2,440,112

Net increase in net assets resulting from operations	$(6,773,661)	$658,963	$2,604,526

See accompanying notes to financial statements.

MetLife Policyholder Trust

Statements of Changes in Net Assets
For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except Trust Interest amounts)

	2008	2007	2006

Operations
Net investment income	$180,305	$194,176	$164,414
Net realized investment gains	394,316	516,837	432,372
Change in net unrealized investment gains (losses)	(7,348,282)	(52,050)	2,007,740

Net (decrease) increase in net assets resulting from operations	(6,773,661)	658,963	2,604,526

Distributions to holders of trust interests
From net investment income	(180,305)	(194,176)	(164,414)
From net realized investment gains	(394,316)	(516,837)	(432,372)

Total distributions	(574,621)	(711,013)	(596,786)

Trust interest transactions
Cost of trust interests issued	5,239	6,491	5,474
Cost of trust interests redeemed	(143,413)	(147,310)	(160,930)
Cost of trust interests withdrawn	(113,765)	(85,675)	(152,229)

Net decrease in net assets resulting from trust interest transactions	(251,939)	(226,494)	(307,685)

Total (decrease) increase in net assets	(7,600,221)	(278,544)	1,700,055
Net assets
Beginning of year	16,061,586	16,340,130	14,640,075

End of year	$8,461,365	$16,061,586	$16,340,130

Other Information
Trust interest rollforward:
Trust interests, January 1	260,655,407	276,904,422	298,777,053
Trust interests issued	116,363	100,817	103,485
Trust interests redeemed	(10,064,054)	(10,337,547)	(11,293,360)
Trust interests withdrawn	(7,983,526)	(6,012,285)	(10,682,756)

Balance, December 31	242,724,190	260,655,407	276,904,422

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

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), tenders by Beneficiaries of Trust Shares pursuant to the Holding Company’s split-off of its majority-owned subsidiary, Reinsurance Group of America, Incorporated, in September 2008, and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 260,655,407 at December 31, 2007 to 242,724,190 at December 31, 2008.

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

The Holding Company pays the Trustee an annual fee of $50,000. The Holding Company also provides the Trustee with minor management and administrative services, the cost of which is not considered material and, therefore, is not included in these financial statements. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $71,539 and $15,938 for out-of-pocket expenses for the years ended December 31, 2008 and 2007, respectively.

MetLife Policyholder Trust

Notes to Financial Statements — (Continued)

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

Receivable from MetLife, Inc. and Liability for Dividends Payable to Trust Beneficiaries.

In accordance with the Trust Agreement, the Holding Company distributes cash dividends directly to the Beneficiaries at the same time as the payment of dividends to the Holding Company’s stockholders. In the event that dividends are undeliverable to the Beneficiaries, the Holding Company retains such dividends until they are claimed by such Beneficiaries or escheated in accordance with applicable state law. Beginning in 2008, cash dividends that have been declared but are undeliverable to the Beneficiaries and the cash amounts of dividend checks that have not been cashed by the Beneficiaries have been recorded as a receivable from the Holding Company and a liability of the Trust to such Beneficiaries.

Income Taxes

As a qualified regulated trust, the Trust is not subject to income taxes to the extent that it distributes substantially all of its taxable income in its fiscal year.

2.	Purchase and Sale Program

Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 10,064,054, 10,337,547 and 11,293,360 for the years ended December 31, 2008, 2007 and 2006, respectively, were redeemed for this purpose. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 116,363, 100,817 and 103,485 for the years ended December 31, 2008, 2007 and 2006, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

Beneficiaries may withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian.

3.	Commitments and Contingencies

None.

MetLife Policyholder Trust

Notes to Financial Statements — (Continued)

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

The Trustee, with the participation of Joseph B. Feil, Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Mr. Feil has concluded that these disclosure controls and procedures are effective.

The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Mellon Investor Services LLC. There were no changes in the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The Trustee has documented and evaluated the effectiveness of the internal control of the Trust as of December 31, 2008 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2008.

This Annual Report on Form 10-K for the year ended December 31, 2008 does not include an attestation report of Deloitte & Touche LLP, the Trust’s independent registered public accounting firm (“Deloitte”), regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this Annual Report.

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

Pursuant to the Trust Agreement, the independent auditor of the Holding Company serves as the independent auditor of the Trust, and Deloitte, the Holding Company’s independent auditor, has served as the independent auditor of the Trust since its inception. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB. Its knowledge of the Trust has enabled it to carry out its audits of the Trust’s financial statements with effectiveness and efficiency.

Independent Auditor’s Fees for 2008 and 2007

	2008	2007

Audit Fees	$49,950	$20,830
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees include fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (“SEC”).

The Trust does not have an audit committee. The Audit Committee of the Holding Company (the “Audit Committee”) approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Each year before the annual engagement of the independent auditor, under procedures adopted by the Audit Committee, the Audit Committee reviews a schedule of particular audit services that the Holding Company expects to be performed in connection with the audit of the Holding Company’s financial statements for the current fiscal year, including for the Trust, and an estimated amount of fees for each particular audit service. The Audit Committee also reviews a schedule of audit-related, tax and other permitted non-audit services that the Holding

Company may engage the independent auditor to perform during the following twelve month period, including for the Trust, and an estimated amount of fees for each of those services.

Based on this information, the Audit Committee pre-approves the audit services that the Holding Company expects to be performed by the independent auditor in connection with the audit of the Holding Company’s financial statements (including those of the Trust) for the current fiscal year, and the audit-related, tax and other permitted non-audit services that management of the Holding Company may desire to engage the independent auditor to perform during the next twelve month period. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by the Holding Company with the independent auditor. All of the fees set forth in the table above have been pre-approved by the Audit Committee in accordance with its pre-approval procedures.

If the audit, audit-related, tax and other permitted non-audit fees for a particular period exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by the independent auditor.

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

METLIFE POLICYHOLDER TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely as trustee for the Trust

By:	/s/ Joseph B. Feil
Name: Joseph B. Feil

Title:	Vice President

Date: March 27, 2009

Exhibit Index

Exhibit No.		Description

3.1	—	MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Registration Statement on Form S-1 (File No. 333-91517) (the “S-1 Registration Statement”)).
3.2	—	Amendment to MetLife Policyholder Trust Agreement (Incorporated by reference to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
4.1	—	Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)).
4.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).
4.3	—	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
4.4	—	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
4.5	—	MetLife, Inc. Amended and Restated By-laws, effective June 19, 2007 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 25, 2007).
4.6	—	Form of Certificate of Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.7	—	Rights Agreement, dated as of April 4, 2000, between MetLife, Inc. and ChaseMellon Shareholder Services, L.L.C. (predecessor to Mellon Investor Services LLC) (Incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1