Form 10-K
period 2009-12-31
METLIFE POLICYHOLDER TRUST
filed 2010-03-26
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 22, 2010, 230,505,515 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of the MetLife Policyholder Trust (the “Trust”). These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) changes in state unclaimed property laws; (ii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (iii) the effects of business disruption or economic contraction due to terrorism, other hostilities or natural catastrophes; and (iv) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the SEC.

The Trust does not undertake any obligation to publicly correct or update any forward-looking statement if the Trust later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures the Trust or MetLife, Inc. make on related subjects in reports to the SEC.

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Trust or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Trust may be found elsewhere in this Annual Report on Form 10-K and its other public filings, which are available without charge through the SEC website at www.sec.gov.

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

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 242,724,190 at December 31, 2008 to 233,157,716 at December 31, 2009.

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

The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares will be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends will be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. Historically, the Holding Company has used the latter method. The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by the Holding Company to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by the Holding Company to its stockholders will be held and distributed by the Trustee to the Beneficiaries in proportion to their Trust Interests.

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

The Trust Agreement also contains a provision which would cause termination under certain circumstances in order to comply with legal rules governing the duration of trusts. As of March 22, 2010, the Trust Shares constituted 28.1% of the issued and outstanding shares of Common Stock.

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

The Holding Company pays the Trustee an annual fee of $50,000. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $29,385, $71,539 and $15,938 for out-of-pocket expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

On December 14, 2009, the Holding Company paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 9, 2009 for a total of $173 million to the Beneficiaries. On December 15, 2008, the Holding Company paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 10, 2008 for a total of $180 million to the Beneficiaries.

On March 7, 2010, the Holding Company filed a Form 8-K with the SEC announcing that the Holding Company entered into a Stock Purchase Agreement with ALICO Holdings LLC, a Delaware limited liability company (the “Seller”), and American International Group, Inc., a Delaware corporation (“AIG”), pursuant to which the Holding Company agreed to acquire from the Seller all of the issued and outstanding capital stock of American Life Insurance Company, a stock life insurance company domiciled in the State of Delaware, and to acquire from AIG all of the issued and outstanding capital stock of Delaware American Life Insurance Company, a stock life insurance company domiciled in the State of Delaware (the “Transaction”). The Transaction, which is expected to close in late 2010, is subject to certain governmental approvals and determinations from the relevant authorities. It is anticipated that after the closing of the Transaction, including the anticipated financing of the cash portion of the purchase price, the Trust Shares will constitute less than 25% of the issued and outstanding shares of Common Stock and, as a result, the Trust will be eligible to be terminated in the Holding Company’s discretion. The Holding Company has advised the Trustee that it currently has no intention of terminating the Trust. Further information relating to the Transaction is available in the Form 8-K of the Holding Company and additional filings of the Holding Company with the SEC.

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

The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to the Holding Company’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009 and the other Exchange Act filings of the Holding Company for information regarding certain risks related to the Holding Company that may affect the value of the Trust Shares.

Beneficiaries do not have legal title to any part of the Trust assets and have only certain limited rights.

The Trust has legal title over the Trust Shares. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. A Trust Interest entitles the Beneficiary only to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through the Purchase and Sale Program; (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. On all matters brought for a vote before the stockholders of the Holding Company, with the exception of a Beneficiary Consent Matter, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. Voting instructions to the Trustee on any matter not involving a Beneficiary Consent Matter will not be solicited and, if instructions are received, they will not be binding on the Trustee. It is anticipated that any vote of the stockholders of the Holding Company in connection with the issuance of shares of Holding Company common stock upon conversion of the preferred shares to be issued to the Seller in the proposed Transaction will not involve a Beneficiary Consent Matter and, therefore, the Trustee will vote or abstain from voting the Trust Shares with respect to the Transaction in accordance with the recommendations given by the Board of Directors of the Holding Company to its stockholders.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Trust does not, as of the date of this filing, hold in fee, own, beneficially hold or lease any physical properties.

Item 3.	Legal Proceedings.

None.

Item 4.	(Removed and Reserved).

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market exists for the Trust Interests.

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2009, 2008 and 2007 and at December 31, 2009 and 2008, has been derived from the Trust’s audited financial statements included elsewhere herein. The financial information for the years ended December 31, 2006 and 2005 and at December 31, 2007, 2006 and 2005 has been derived from the Trust’s audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements appearing elsewhere herein.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Changes in Net Assets Data
Operations:
Net investment income	$173,466	$180,305	$194,176	$164,414	$156,880
Net realized investment gains	90,989	394,316	516,837	432,372	335,984
Change in net unrealized investment gains	(84,321)	(7,348,282)	(52,050)	2,007,740	1,939,573

Net increase (decrease) in net assets resulting from operations	180,134	(6,773,661)	658,963	2,604,526	2,432,437

Distributions to holders of Trust Interests
From net investment income	(173,466)	(180,305)	(194,176)	(164,414)	(156,880)
From net realized investment gains	(90,989)	(394,316)	(516,837)	(432,372)	(335,984)

Total distributions	(264,455)	(574,621)	(711,013)	(596,786)	(492,864)

Trust Interest transactions
Cost of Trust Interests issued	3,040	5,239	6,491	5,474	7,631
Cost of Trust Interests redeemed	(74,055)	(143,413)	(147,310)	(160,930)	(159,422)
Cost of Trust Interests withdrawn	(63,904)	(113,765)	(85,675)	(152,229)	(164,170)

Net decrease in net assets resulting from Trust Interest transactions	(134,919)	(251,939)	(226,494)	(307,685)	(315,961)

Total increase (decrease) in net assets	(219,240)	(7,600,221)	(278,544)	1,700,055	1,623,612
Net assets
Beginning of year	8,461,365	16,061,586	16,340,130	14,640,075	13,016,463

End of year	$8,242,125	$8,461,365	$16,061,586	$16,340,130	$14,640,075

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands, except Trust Interest amounts)

Balance Sheet Data
Assets:
Equity securities, at fair value	$8,242,125	$8,461,365	$16,061,586	$16,340,130	$14,640,075
Other assets	107,073	113,766	7,129	10,067	8,504

Total assets	8,349,198	8,575,131	16,068,715	16,350,197	14,648,579

Total liabilities	107,073	113,766	7,129	10,067	8,504

Net assets	$8,242,125	$8,461,365	$16,061,586	$16,340,130	$14,640,075

Net assets consist of:
Trust Interests	$3,371,975	$3,506,893	$3,758,832	$3,985,326	$4,293,011
Net unrealized investment gains	4,870,151	4,954,472	12,302,754	12,354,804	10,347,064

Net assets, for 233,157,716; 242,724,190; 260,655,407; 276,904,422; and 298,777,053 Trust Interests outstanding, respectively	$8,242,125	$8,461,365	$16,061,586	$16,340,130	$14,640,075

Other Data
Trust Interest rollforward:
Trust Interests, January 1	242,724,190	260,655,407	276,904,422	298,777,053	321,314,794
Trust Interests issued	114,850	116,363	100,817	103,485	170,425
Trust Interests redeemed	(5,196,811)	(10,064,054)	(10,337,547)	(11,293,360)	(11,187,498)
Trust Interests withdrawn	(4,484,513)	(7,983,526)	(6,012,285)	(10,682,756)	(11,520,668)

Balance, December 31	233,157,716	242,724,190	260,655,407	276,904,422	298,777,053

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of this discussion, “Trust” refers to the MetLife Policyholder Trust. Following this summary is a discussion addressing the results of operations and financial condition of the Trust for the periods indicated. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Selected Financial Data” and the Trust’s financial statements included elsewhere herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”

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

The number of Trust Interests outstanding at December 31, 2009 and 2008 was 233,157,716 and 242,724,190, respectively. The decrease of 9,566,474 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed and Trust Interests withdrawn. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations

Discussion of Results

Year ended December 31, 2009 compared with the year ended December 31, 2008

Net assets in the Trust decreased $219 million, or 3%, to $8,242 million for the year ended December 31, 2009 from $8,461 million for the comparable 2008 period. This decrease is primarily due to the impact of withdrawals by Beneficiaries from the Trust, together with (i) a change in net unrealized investment gains on the Trust Shares, and (ii) activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”). Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, decreased $84 million from the prior year. A net reduction of 9,566,474 Trust Interests resulted from a decrease of 4,484,513 Trust Interests due to withdrawals by Beneficiaries from the Trust, and a net decrease of 5,081,961

Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the Purchase and Sale Program, and withdrawals by Beneficiaries from the Trust resulted in a $71 million and $64 million decrease in net assets, respectively, for the year ended December 31, 2009. Net investment income of $173 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $91 million, were fully distributed to Beneficiaries.

Year ended December 31, 2008 compared with the year ended December 31, 2007

Net assets in the Trust decreased $7,601 million, or 47%, to $8,461 million for the year ended December 31, 2008 from $16,062 million for the comparable 2007 period. This decrease is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, (ii) activity under the Purchase and Sale Program, and (iii) the impact of tenders by Beneficiaries of Trust Shares pursuant to the Holding Company’s split-off of its majority-owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”), in September 2008. Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, decreased $7,348 million from the prior year. A net reduction of 17,931,217 Trust Interests resulted from a decrease of 7,983,526 Trust Interests due to withdrawals by Beneficiaries from the Trust, a net decrease of 9,947,691 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program and a net decrease of 1,781,272 Trust Interests in connection with tenders by Beneficiaries of Trust Shares pursuant to the Holding Company’s split-off of RGA. The Trust Interests withdrawn primarily reflects the escheatment of unclaimed cash and shares of Common Stock. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and tenders by Beneficiaries of Trust Shares pursuant to the Holding Company’s split-off of RGA resulted in a $138 million, $114 million and $25 million decrease in net assets, respectively, for the year ended December 31, 2008. Net investment income of $180 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $394 million, were fully distributed to Beneficiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Trust’s investments in Holding Company securities expose it to changes in equity prices. The liabilities of the Trust are equal to the market value of the equity investments. Therefore, the Trust has negligible market risk and no further risk management is required.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MetLife Policyholder Trust:

We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2009 and 2008, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2009 and 2008, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
March 26, 2010

MetLife Policyholder Trust

Statements of Assets and Liabilities
December 31, 2009 and 2008

(In thousands, except Trust Interest and per Trust Interest amounts)

	2009	2008

Assets
Equity securities, at fair value (cost, $3,371,975 and $3,506,893, respectively)	$8,242,125	$8,461,365
Cash and cash equivalents	80	40
Receivable for investments sold	4,106	2,866
Receivable from MetLife, Inc.	102,887	110,860

Total assets	8,349,198	8,575,131

Liabilities
Payable for investments purchased	80	40
Payable for Trust Interests redeemed	4,106	2,866
Dividends Payable to Trust Beneficiaries	102,887	110,860

Total liabilities	107,073	113,766

Net assets	$8,242,125	$8,461,365

Net assets consist of:
Trust Interests	$3,371,975	$3,506,893
Net unrealized investment gains	4,870,151	4,954,472

Net assets, for 233,157,716 and 242,724,190 Trust Interests outstanding, respectively	$8,242,125	$8,461,365

Net asset value, offering price and redemption price per Trust Interest (8,242,125/233,157,716) and (8,461,365/242,724,190) Trust Interests, respectively	$35.35	$34.86

See accompanying notes to financial statements.

MetLife Policyholder Trust

Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Net investment income	$173,466	$180,305	$194,176

Net investment gains (losses)
Net realized investment gains	90,989	394,316	516,837
Change in net unrealized investment (losses) gains	(84,321)	(7,348,282)	(52,050)

Net gains (losses)	6,668	(6,953,966)	464,787

Net increase (decrease) in net assets resulting from operations	$180,134	$(6,773,661)	$658,963

See accompanying notes to financial statements.

MetLife Policyholder Trust

Statement of Changes in Net Assets
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except Trust Interest amounts)

	2009	2008	2007

Operations
Net investment income	$173,466	$180,305	$194,176
Net realized investment gains	90,989	394,316	516,837
Change in net unrealized investment gains (losses)	(84,321)	(7,348,282)	(52,050)

Net increase (decrease) in net assets resulting from operations	180,134	(6,773,661)	658,963

Distributions to holders of Trust Interests
From net investment income	(173,466)	(180,305)	(194,176)
From net realized investment gains	(90,989)	(394,316)	(516,837)

Total distributions	(264,455)	(574,621)	(711,013)

Trust Interest transactions
Cost of Trust Interests issued	3,040	5,239	6,491
Cost of Trust Interests redeemed	(74,055)	(143,413)	(147,310)
Cost of Trust Interests withdrawn	(63,904)	(113,765)	(85,675)

Net decrease in net assets resulting from Trust Interest transactions	(134,919)	(251,939)	(226,494)

Total decrease in net assets	(219,240)	(7,600,221)	(278,544)
Net assets
Beginning of year	8,461,365	16,061,586	16,340,130

End of year	$8,242,125	$8,461,365	$16,061,586

Other information
Trust Interest rollforward:
Trust Interests, January 1	242,724,190	260,655,407	276,904,422
Trust Interests issued	114,850	116,363	100,817
Trust Interests redeemed	(5,196,811)	(10,064,054)	(10,337,547)
Trust Interests withdrawn	(4,484,513)	(7,983,526)	(6,012,285)

Balance, December 31	233,157,716	242,724,190	260,655,407

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

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 242,724,190 at December 31, 2008 to 233,157,716 at December 31, 2009.

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

The Holding Company pays the Trustee an annual fee of $50,000. The Holding Company also provides the Trustee with minor management and administrative services, the cost of which is not considered material and, therefore, is not included in these financial statements. In addition, the Holding Company reimburses the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $29,385, $71,539 and $15,938 for out-of-pocket expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

MetLife Policyholder Trust

Notes to Financial Statements — (Continued)

Equity Securities

Equity securities are reported at their estimated fair value based on the quoted prices in active markets that are readily and regularly obtainable. As such, these securities are categorized as Level 1 in three-level fair value hierarchy in accordance with fair value measurement guidance. Unrealized investment gains and losses on securities are recorded in the Statements of Operations. Realized gains and losses on sales of securities are determined on a first-in first-out basis. The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares are to be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends are to be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. Historically, the Holding Company has used the latter method. See “-Receivable from MetLife, Inc. and Liability for Dividends Payable to Trust Beneficiaries.” All security transactions are recorded on a trade date basis.

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

Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 5,196,811, 10,064,054 and 10,337,547 for the years ended December 31, 2009, 2008 and 2007, respectively, were redeemed for this purpose. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 114,850, 116,363 and 100,817 for the years ended December 31, 2009, 2008 and 2007, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

Beneficiaries may withdraw all, but generally, not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian.

MetLife Policyholder Trust

Notes to Financial Statements — (Continued)

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

5.	Subsequent Events

The Trust evaluated the recognition and disclosure of subsequent events for its December 31, 2009 financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

The Trustee, with the participation of Joseph B. Feil, Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, Mr. Feil has concluded that these disclosure controls and procedures are effective.

The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Mellon Investor Services LLC. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2009 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2009.

This Annual Report on Form 10-K for the year ended December 31, 2009 does not include an attestation report of Deloitte & Touche LLP, the Trust’s independent registered public accounting firm (“Deloitte”), regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this Annual Report.

Deloitte has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009. The Report of Independent Registered Public Accounting Firm on their audit of the financial statements is included at page F-1.

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

Independent Auditor’s Fees for 2009 and 2008

	2009	2008

Audit Fees	$49,950	$49,950
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees include fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

The Trust does not have an audit committee. The Audit Committee of the Holding Company (the “Audit Committee”) approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and Securities and Exchange Commission rules. Each year before the annual engagement of the independent auditor, and under procedures adopted by the Audit Committee, the Audit Committee reviews a schedule of particular audit services that the Holding Company expects to be performed in connection with the audit of the Holding Company’s financial statements for the current fiscal year, including for the Trust, and an estimated amount of fees for each particular audit service. The Audit Committee also reviews a schedule of audit-related, tax and other permitted non-

audit services that the Holding Company may engage the independent auditor to perform during the twelve month period following such review, including for the Trust, and an estimated amount of fees for each of those services.

Based on this information, the Audit Committee pre-approves the audit services that the Holding Company expects to be performed by the independent auditor in connection with the audit of the Holding Company’s financial statements (including those of the Trust) for the current fiscal year, and the audit-related, tax and other permitted non-audit services that management of the Holding Company may desire to engage the independent auditor to perform during the twelve month period following such pre-approval. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by the Holding Company with the independent auditor. All fees shown in the table above related to services that were approved by the Audit Committee.

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

Date: March 26, 2010

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the MetLife Policyholder Trust or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the MetLife Policyholder Trust may be found elsewhere in this Annual Report on Form 10-K and its other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.		Description

3.1	—	MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Registration Statement on Form S-1 (File No. 333-91517) (the “S-1 Registration Statement”)).
3.2	—	Amendment to MetLife Policyholder Trust Agreement (Incorporated by reference to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
4.1	—	Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)).
4.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).
4.3	—	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
4.4	—	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
4.5	—	MetLife, Inc. Amended and Restated By-laws, effective January 26, 2010 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 29, 2010).
4.6	—	Form of Certificate of Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.7	—	Rights Agreement, dated as of April 4, 2000, between MetLife, Inc. and ChaseMellon Shareholder Services, L.L.C. (predecessor to Mellon Investor Services LLC) (Incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
4.8	—	Amendment to Rights Agreement, dated as of March 7, 2010, between MetLife, Inc. and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.) (Incorporated by reference to Exhibit 2 to Amendment No. 1 to MetLife, Inc.’s Registration Statement on Form 8-A/A filed on March 11, 2010).
4.9	—	Form of Right Certificate (Included as Exhibit B of Exhibit 4.7 incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1