Form 10-K
period 2010-12-31
METLIFE POLICYHOLDER TRUST
filed 2011-03-25
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 000-30195
MetLife Policyholder Trust
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-6516897 (I.R.S. Employer Identification No.)

Rodney Square North 1100 North Market Street Wilmington, DE (Address of principal executive offices)	19890 (Zip code)
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

Large accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 23, 2011, 219,241,081 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
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
     Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of the MetLife Policyholder Trust (the “Trust”). These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) dependence upon MetLife, Inc. for the value of the Trust Shares (as defined herein); (ii) limited rights of Beneficiaries (as defined herein), including with respect to voting power over the Trust Shares; (iii) no existing trading market for the Trust Interests (as defined herein) and limited ability of Beneficiaries to transfer such Trust Interests; (iv) termination of the Trust at the discretion of MetLife, Inc.; (v) adverse results or other consequences from litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries; and (vi) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the SEC.
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
     Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 233,157,716 at December 31, 2009 to 222,321,295 at December 31, 2010.
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
     A “Beneficiary Consent Matter” is a matter presented to stockholders of the Holding Company concerning the following:
     (i) subject to certain conditions, a contested election of directors or the removal of a director,
     (ii) a merger or consolidation, a sale, lease or exchange of all or substantially all of the property or assets or a recapitalization or dissolution of the Holding Company, if it requires a vote of stockholders under applicable Delaware law,
     (iii) any transaction that would result in an exchange or conversion of Trust Shares for cash, securities or other property, and
     (iv) proposals submitted to stockholders requiring the Board of Directors to amend the Holding Company’s Stockholder Rights Plan, or redeem rights under that plan, other than a proposal with respect to which the Holding Company has received advice of nationally-recognized legal counsel to the effect that the proposal is not a proper subject for stockholder action under Delaware law. The Holding Company does not currently have a stockholder rights plan.
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
     The Trust will terminate on the 90th day after the date on which the Trustee will have received notice from the Holding Company that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock or on the date on which the last Trust Share will have been withdrawn, distributed or exchanged. The Trust may be terminated earlier:
     (i) on the 90th day after the date on which the Trustee receives written notice from the Holding Company, given at the Holding Company’s discretion at any time, that the number of Trust Shares is 25% or less of the number of issued and outstanding shares of Common Stock,
     (ii) on the date on which the Trustee receives written notice from the Holding Company that the Board of Directors of the Holding Company has determined, as a result of any amendment of, or change (including any announced prospective change) in the laws (or any regulations thereunder) of the United States or any State, Commonwealth or other political subdivision or authority thereof or therein, or any official administrative pronouncement or judicial decision interpreting or applying such law or regulation, or any changes in the facts or circumstances relating to the Trust, that maintaining the Trust is or is reasonably expected to become burdensome to the Holding Company or the Beneficiaries,
     (iii) on the date on which any rights issued under a stockholder rights plan adopted by the Holding Company and held by the Trust become separately tradable from the Trust Shares to which they relate, or
     (iv) on the date on which there is an entry of a final order for termination or dissolution of the Trust or similar relief by a court of competent jurisdiction.
     The Trust Agreement also contains a provision which would cause termination under certain circumstances in order to comply with legal rules governing the duration of trusts.
     Upon termination of the Trust, the remaining Trust Shares will be distributed in book entry form to each Beneficiary, or as otherwise directed by such Beneficiary, together with the Beneficiary’s proportionate share of all unpaid distributions and dividends and interest earned thereon, if applicable. The Trust Agreement provides that the Holding Company may, at its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.
     On November 1, 2010 (the “Acquisition Date”), the Holding Company completed the acquisition of American Life Insurance Company (“American Life”), from ALICO Holdings LLC (“ALICO Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”), from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”) for a total purchase price of $16.4 billion. In anticipation of the Acquisition, in August 2010, the Holding Company issued 86,250,000 new shares of its Common Stock. In connection with the financing of the Acquisition, on the Acquisition Date, the Holding Company issued to ALICO Holdings 78,239,712 new shares of its Common Stock and 6,857,000 shares of its convertible preferred stock (the “Convertible Preferred Stock”).
     As a result of these Common Stock issuances, as well as withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, the number of Trust Shares declined to 222,321,295, or 22.6%, of the outstanding shares of Common Stock at December 31, 2010.
     On March 8, 2011, the Holding Company issued 68,570,000 new shares of its Common Stock, the proceeds of which were used to repurchase and cancel all of the Convertible Preferred Stock. As a result of this Common Stock issuance, as well as withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, since December 31, 2010, the number of Trust Shares declined to 219,241,081, or 20.8% of the outstanding shares of Common Stock at March 23, 2011. Pursuant to the Trust Agreement, the Trust is eligible to be terminated at the Holding Company’s discretion, as the Trust Shares constitute less than 25% of the issued and outstanding shares of Common Stock. The Holding Company has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.
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
     The Holding Company pays the Trustee an annual fee of $50,000. In addition, the Holding Company will reimburse the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $27,651, $29,385 and $71,539 for out-of-pocket expenses for the years ended December 31, 2010, 2009 and 2008, respectively.
     On December 14, 2010, the Holding Company paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 9, 2010 for a total of $166 million to the Beneficiaries. On December 14, 2009, the Holding Company paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 09, 2009 for a total of $173 million to the Beneficiaries.
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
     The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to the Holding Company’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and as supplemented by the Risk Factors set forth in the Holding Company’s Current Report on Form 8-K filed on March 1, 2011, and the other Exchange Act filings of the Holding Company for information regarding certain risks related to the Holding Company that may affect the value of the Trust Shares.
Beneficiaries do not have legal title to any part of the Trust assets and have only certain limited rights.
     The Trust has legal title over the Trust Shares. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. A Trust Interest entitles the Beneficiary only to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through the Purchase and Sale Program; (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. Voting instructions to the Trustee on any matter not involving a Beneficiary Consent Matter will not be solicited and, if instructions are received, they will not be binding on the Trustee. On all matters other than Beneficiary Consent Matters, the Trustee shall vote, assent or consent the Trust Shares in favor of and in opposition to such matter, or abstain from voting on such matter, in accordance with the recommendation given by the board of directors of the Holding Company to its stockholders in respect of the matter, or, if no such recommendation is given, as directed by the board of directors of the Holding Company.
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
The Trust is terminable at any time at the discretion of the Holding Company.
     Pursuant to the Trust Agreement, the Trust will be terminated on the 90th day after the date on which the Trustee receives written notice from the Holding Company, given at the Holding Company’s discretion at any time, that the number of Trust Shares is 25% or less of the number of issued and outstanding shares of Common Stock. At March 23, 2011, the number of Trust Shares represented 20.8% of the number of issued and outstanding shares of Common Stock, and thus the Trust may be terminated at the discretion of the Holding Company. Furthermore, the Trust will terminate on the 90th day after the date on which the Trustee will have received notice from the Holding Company that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock.
Litigation may result in adverse results or other consequences; a representative may be appointed for certain Beneficiaries in legal proceedings.
     It is possible that claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and the Trust could become subject to investigations and have lawsuits filed or enforcement actions initiated against it which could adversely affect the results of the Trust or have other consequences.
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
     The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2010, 2009 and 2008 and at December 31, 2010 and 2009, has been derived from the Trust’s audited financial statements included elsewhere herein. The financial information for the years ended December 31, 2007 and 2006 and at December 31, 2008, 2007 and 2006 has been derived from the Trust’s audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with and is qualified entirely by the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements appearing elsewhere herein.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Changes in Net Assets Data
Operations:
Net investment income	$165,579	$173,466	$180,305	$194,176	$164,414
Net realized investment gains	181,371	90,989	394,316	516,837	432,372
Change in net unrealized investment gains	1,790,688	(84,321)	(7,348,282)	(52,050)	2,007,740

Net increase (decrease) in net assets resulting from operations	2,137,638	180,134	(6,773,661)	658,963	2,604,526

Distributions to holders of Trust Interests
From net investment income	(165,579)	(173,466)	(180,305)	(194,176)	(164,414)
From net realized investment gains	(181,371)	(90,989)	(394,316)	(516,837)	(432,372)

Total distributions	(346,950)	(264,455)	(574,621)	(711,013)	(596,786)

Trust Interests transactions
Cost of Trust Interests issued	2,421	3,040	5,239	6,491	5,474
Cost of Trust Interests redeemed	(99,131)	(74,055)	(143,413)	(147,310)	(160,930)
Cost of Trust Interests escheated or withdrawn	(56,145)	(63,904)	(113,765)	(85,675)	(152,229)

Net decrease in net assets resulting from Trust Interests transactions	(152,855)	(134,919)	(251,939)	(226,494)	(307,685)

Total increase (decrease) in net assets	1,637,833	(219,240)	(7,600,221)	(278,544)	1,700,055
Net assets
Beginning of year	8,242,125	8,461,365	16,061,586	16,340,130	14,640,075

End of year	$9,879,958	$8,242,125	$8,461,365	$16,061,586	$16,340,130

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands, except Trust Interest amounts)
Balance Sheet Data
Assets:
Equity securities, at fair value	$9,879,958	$8,242,125	$8,461,365	$16,061,586	$16,340,130
Other assets	107,260	107,073	113,766	7,129	10,067

Total assets	9,987,218	8,349,198	8,575,131	16,068,715	16,350,197

Total liabilities	107,260	107,073	113,766	7,129	10,067

Net assets	$9,879,958	$8,242,125	$8,461,365	$16,061,586	$16,340,130

Net assets consist of:
Trust Interests	$3,219,120	$3,371,975	$3,506,893	$3,758,832	$3,985,326
Net unrealized investment gains	6,660,838	4,870,151	4,954,472	12,302,754	12,354,804

Net assets, for 222,321,295; 233,157,716; 242,724,190; 260,655,407; and 276,904,422 Trust Interests outstanding, respectively	$9,879,958	$8,242,125	$8,461,365	$16,061,586	$16,340,130

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands, except Trust Interest amounts)
Other Data
Trust Interests rollforward:
Trust Interests at January 1,	233,157,716	242,724,190	260,655,407	276,904,422	298,777,053
Trust Interests issued	60,142	114,850	116,363	100,817	103,485
Trust Interests redeemed	(6,956,541)	(5,196,811)	(10,064,054)	(10,337,547)	(11,293,360)
Trust Interests escheated or withdrawn	(3,940,022)	(4,484,513)	(7,983,526)	(6,012,285)	(10,682,756)

Balance at December 31,	222,321,295	233,157,716	242,724,190	260,655,407	276,904,422

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The number of Trust Interests outstanding at December 31, 2010 and 2009 was 222,321,295 and 233,157,716, respectively. The decrease of 10,836,421 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed and Trust Interests escheated or withdrawn. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.
Results of Operations
Discussion of Results
   Year ended December 31, 2010 compared with the year ended December 31, 2009
     Net assets in the Trust increased $1,638 million, or 20%, to $9,880 million for the year ended December 31, 2010 from $8,242 million for the comparable 2009 period. This increase is primarily due to a change in net unrealized investment gains on the

Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”). Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, increased $1,791 million from the prior year. A net reduction of 10,836,421 Trust Interests resulted from a decrease of 3,940,022 Trust Interests due to escheatment of Trust Shares and withdrawals by Beneficiaries from the Trust, and a net decrease of 6,896,399 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program. The escheatment of unclaimed cash and Trust Shares represents a substantial part of the Trust Interests escheated or withdrawn. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the Purchase and Sale Program, and escheatment of unclaimed cash and Trust Shares and withdrawals by Beneficiaries from the Trust resulted in a $97 million and $56 million decrease in net assets, respectively, for the year ended December 31, 2010. Net investment income of $166 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $181 million, were fully allocated to Beneficiaries.
   Year ended December 31, 2009 compared with the year ended December 31, 2008
     Net assets in the Trust decreased $219 million, or 3%, to $8,242 million for the year ended December 31, 2009 from $8,461 million for the comparable 2008 period. This decrease is primarily due to the impact of withdrawals by Beneficiaries from the Trust, together with (i) a change in net unrealized investment gains on the Trust Shares, and (ii) activity under the Purchase and Sale Program. Net unrealized investment gains, which represent the difference between the fair value and the cost basis of the Trust Shares, decreased $84 million from the prior year. A net reduction of 9,566,474 Trust Interests resulted from a decrease of 4,484,513 Trust Interests due to escheatment of Trust Shares and withdrawals by Beneficiaries from the Trust, and a net decrease of 5,081,961 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program. The escheatment of unclaimed cash and Trust Shares represents a substantial part of the Trust Interests escheated or withdrawn. As part of Metropolitan Life’s demutualization and the Holding Company’s initial public offering, the Holding Company issued shares of its Common Stock to certain eligible policyholders of Metropolitan Life. Any unclaimed cash and Common Stock become property of the state of last known residence, as is the case with other types of unclaimed property. The schedule by which unclaimed property is escheated varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian. Net redemptions by Beneficiaries through the Purchase and Sale Program, and escheatment of unclaimed cash and Trust Shares and withdrawals by Beneficiaries from the Trust resulted in a $71 million and $64 million decrease in net assets, respectively, for the year ended December 31, 2009. Net investment income of $173 million, which consists of dividends received from the Holding Company on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $91 million, were fully allocated to Beneficiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
     The Trust’s investments in Holding Company securities expose it to changes in equity prices. The obligations of the Trust are equal to the market value of the equity investments. Therefore, the Trust has negligible market risk and no further risk management is required.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2010 and 2009, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2010 and 2009, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
New York, New York
March 25, 2011

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2010 and 2009
(In thousands, except Trust Interests and per Trust Interest amounts)

	2010	2009
Assets
Equity securities, at estimated fair value (cost, $3,219,120 and $3,371,975, respectively)	$9,879,958	$8,242,125
Cash and cash equivalents	36	80
Receivable for investments sold	4,255	4,106
Receivable from MetLife, Inc.	102,969	102,887

Total assets	9,987,218	8,349,198

Liabilities
Payable for investments purchased	36	80
Payable for Trust Interests redeemed	4,255	4,106
Dividends payable to Trust Beneficiaries	102,969	102,887

Total liabilities	107,260	107,073

Net assets	$9,879,958	$8,242,125

Net assets consist of:
Trust Interests	$3,219,120	$3,371,975
Net unrealized investment gains	6,660,838	4,870,151

Net assets, for 222,321,295 and 233,157,716 Trust Interests outstanding at December 31, 2010 and 2009, respectively	$9,879,958	$8,242,125

Net asset value, offering price and redemption price per Trust Interest ($9,879,958/222,321,295) and ($8,242,125/233,157,716) Trust Interests at December 31, 2010 and 2009, respectively	$44.44	$35.35

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Net investment income	$165,579	$173,466	$180,305

Net investment gains (losses)
Net realized investment gains	181,371	90,989	394,316
Change in net unrealized investment gains (losses)	1,790,688	(84,321)	(7,348,282)

Net gains (losses)	1,972,059	6,668	(6,953,966)

Net increase (decrease) in net assets resulting from operations	$2,137,638	$180,134	$(6,773,661)

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statement of Changes in Net Assets
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except Trust Interests amounts)

	2010	2009	2008
Operations
Net investment income	$165,579	$173,466	$180,305
Net realized investment gains	181,371	90,989	394,316
Change in net unrealized investment gains (losses)	1,790,688	(84,321)	(7,348,282)

Net increase (decrease) in net assets resulting from operations	2,137,638	180,134	(6,773,661)

Distributions to holders of Trust Interests
From net investment income	(165,579)	(173,466)	(180,305)
From net realized investment gains	(181,371)	(90,989)	(394,316)

Total distributions	(346,950)	(264,455)	(574,621)

Trust Interests transactions
Cost of Trust Interests issued	2,421	3,040	5,239
Cost of Trust Interests redeemed	(99,131)	(74,055)	(143,413)
Cost of Trust Interests escheated or withdrawn	(56,145)	(63,904)	(113,765)

Net decrease in net assets resulting from Trust Interests transactions	(152,855)	(134,919)	(251,939)

Total increase (decrease) in net assets	1,637,833	(219,240)	(7,600,221)
Net assets
Beginning of year	8,242,125	8,461,365	16,061,586

End of year	$9,879,958	$8,242,125	$8,461,365

Other information
Trust Interests rollforward:
Trust Interests at January 1,	233,157,716	242,724,190	260,655,407
Trust Interests issued	60,142	114,850	116,363
Trust Interests redeemed	(6,956,541)	(5,196,811)	(10,064,054)
Trust Interests escheated or withdrawn	(3,940,022)	(4,484,513)	(7,983,526)

Balance at December 31,	222,321,295	233,157,716	242,724,190

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Notes to the Financial Statements
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
     Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of the Holding Company, par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, the Holding Company distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a decrease in the number of Trust Shares from 233,157,716 at December 31, 2009 to 222,321,295 at December 31, 2010. See “-Termination of the Trust” below.
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
     The Holding Company pays the Trustee an annual fee of $50,000. The Holding Company also provides the Trustee with minor management and administrative services, the cost of which is not considered material and, therefore, is not included in these financial statements. In addition, the Holding Company reimburses the Trustee for all reasonable out-of-pocket expenses it incurs in the performance of its duties under the Trust Agreement. However, the Holding Company is not required to reimburse the Trust or Trustee for the expense of mailing to the Custodian any proxy and other materials received by the Trustee from persons other than the Holding Company, including mailings with respect to any Beneficiary Consent Matter. The Holding Company paid to the Trustee $27,651, $29,385 and $71,539 for out-of-pocket expenses for the years ended December 31, 2010, 2009 and 2008, respectively.
   Termination of the Trust
     On November 1, 2010 (the “Acquisition Date”), the Holding Company completed the acquisition of American Life Insurance Company (“American Life”), from ALICO Holdings LLC (“ALICO Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”), from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”) for a total purchase price of $16.4 billion. In anticipation of the Acquisition, in August 2010, the Holding Company issued 86,250,000 new shares of its Common Stock. In connection with the financing of the Acquisition, on the

Acquisition Date, the Holding Company issued to ALICO Holdings 78,239,712 new shares of its Common Stock and 6,857,000 shares of convertible preferred stock (the “Convertible Preferred Stock”).
     As a result of the Common Stock issuances described above, as well as withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, the number of Trust Shares declined to 222,321,295, or 22.6% of the outstanding shares of Common stock as of December 31, 2010. Pursuant to the Trust Agreement, the Trust is eligible to be terminated at the Holding Company’s discretion, as the Trust Shares constitute 25% or less of the number of issued and outstanding shares of Common Stock. The Holding Company has advised the Trustee that it currently has no intention of voluntarily terminating the Trust. Additionally, the Trust will terminate on the 90th day after the date on which the Trustee will have received notice from the Holding Company that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock. See Note 5.
   Equity Securities
     Equity securities are reported at their estimated fair value based on the quoted prices in active markets that are readily and regularly obtainable. As such, these securities are categorized as Level 1 in three-level fair value hierarchy in accordance with fair value measurement guidance. Unrealized investment gains and losses on securities are recorded in the Statements of Operations. Realized gains and losses on sales of securities are determined on a first-in first-out basis. The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares are to be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends are to be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with the Holding Company for the direct payment by the Holding Company of such cash dividends to the Beneficiaries. Historically, the Holding Company has used the latter method. See “-Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” All security transactions are recorded on a trade date basis.
   Cash and Cash Equivalents
     The Trust considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
   Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.
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
   Income Taxes
     As a qualified regulated trust, the Trust is not subject to income taxes to the extent that it distributes substantially all of its taxable income during each fiscal year.
2. Purchase and Sale Program
     Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 6,956,541, 5,196,811 and 10,064,054 for the years ended December 31, 2010, 2009 and 2008, respectively, were redeemed for this purpose. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 60,142, 114,850 and 116,363 for the years ended December 31, 2010, 2009 and 2008, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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
5. Subsequent Events
     On March 8, 2011, the Holding Company issued 68,570,000 new shares of its Common Stock, the proceeds of which were used to repurchase and cancel all of the Convertible Preferred Stock (see Note 1). As a result of the Common Stock issuance, as well as withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, the number of Trust Shares declined to 219,241,081, or 20.8% of the outstanding shares of Common Stock at March 23, 2011.

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
     The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Mellon Investor Services LLC. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by the Trustee are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing the Trustee with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with the Trustee’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.
     The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2010 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2010.
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
Independent Auditor’s Fees for 2010 and 2009 (1)

	2010	2009
Audit Fees (2)	$51,300	$49,950
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	All fees shown in the table above related to services that were approved by the Audit Committee of the Holding Company (the “Audit Committee”).

(2)	Audit fees include fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (the “SEC”).
Approval of Fees
     The Trust does not have an audit committee. The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that the Holding Company expects to be performed for the fiscal year, including for the Trust, and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-

approve additional audit and non-audit services to be performed by the Holding Company’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
     If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
     Based on this information, the Audit Committee pre-approves the audit services that the Holding Company expects to be performed by the independent auditor in connection with the audit of the financial statements of the Holding Company and its subsidiaries, as well as the Trust, for the current fiscal year, and the audit-related, tax and other permitted non-audit services that management of the Holding Company may desire to engage the independent auditor to perform during the twelve month period following such pre-approval. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by the Holding Company with the independent auditor. The Audit Committee assures the regular rotation of the audit engagement team partners as required by law.
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

     Date: March 25, 2011

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

Exhibit No.		Description
3.1	—	MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Registration Statement on Form S-1 (File No. 333-91517) (the “S-1 Registration Statement”)).

3.2	—	Amendment to MetLife Policyholder Trust Agreement (Incorporated by reference to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

4.1	—	Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)).

4.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).

4.3	—	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).

4.4	—	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).

4.5	—	Certificate of Designations of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock, filed with the Secretary of State of Delaware on October 27, 2010 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated October 27, 2010).

4.6	—	MetLife, Inc. Amended and Restated By-laws, effective January 26, 2010 (Incorporated by reference to Exhibit 3.6 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

4.7	—	Form of Certificate of Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1