Form 10-K
period 2011-12-31
METLIFE POLICYHOLDER TRUST
filed 2012-03-27
CIK 1110795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-30195

MetLife Policyholder Trust

(Exact name of registrant as specified in its charter)

Delaware	51-6516897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rodney Square North 1100 North Market Street Wilmington, DE	19890
(Address of principal executive offices)	(Zip code)

(302) 651-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Beneficial interests in the MetLife Policyholder Trust

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of March 23, 2012, 209,889,254 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of the MetLife Policyholder Trust (the “Trust”). These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) dependence upon MetLife, Inc. for the value of the Trust Shares (as defined herein); (ii) limited rights of Beneficiaries (as defined herein), including with respect to voting power over the Trust Shares; (iii) no existing trading market for the Trust Interests (as defined herein) and limited ability of Beneficiaries to transfer such Trust Interests; (iv) termination of the Trust at the discretion of MetLife, Inc., or otherwise pursuant to the terms of the Trust Agreement (as defined herein); (v) loss or disclosure of confidential information as a result of events unanticipated in disaster recover systems, as well as a failure in cyber- or other information security systems; (vi) adverse results or other consequences from litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries; and (vii) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the SEC.

The Trust does not undertake any obligation to publicly correct or update any forward-looking statement if the Trust later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures the Trust or MetLife, Inc. make on related subjects in reports to the SEC.

Note Regarding Reliance on Statements in Our Contracts

See “Exhibit Index – Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I

Item 1. Business.

The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc., Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Computershare Shareowner Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees. See “Financial Statements and Supplementary Data” for financial information about the Trust.

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 222,321,295 at December 31, 2010 to 212,891,322 at December 31, 2011.

A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by MetLife, Inc. pursuant to the Plan (the “Purchase and Sale Program”); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.

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

In addition, if the Board of Directors of MetLife, Inc. determines, based on the advice of legal counsel, that there is, at any time, a material risk that the assets of the Trust may be characterized as “plan assets” under United States Department of Labor Reg. §2510.3-101, as amended, the Board may direct the Trustee to distribute to the Custodian, for distribution to one or more Beneficiaries, a number of Trust Shares (not to exceed the total number of such Beneficiaries’ Trust Interests) as the Board may determine to be necessary or appropriate to ensure that the assets of the Trust will not be so characterized as “plan assets.”

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

The Trust Agreement provides the Trustee with directions as to the manner in which to vote, assent or consent the Trust Shares at all times during the term of the Trust. On all matters brought for a vote before the stockholders of MetLife, Inc., with the exception of a Beneficiary Consent Matter (as defined below), the Trustee will vote or abstain from voting in accordance with the recommendation given by the Board of Directors of MetLife, Inc. to its stockholders or, if no such recommendation is given, as directed by the Board. On all Beneficiary Consent Matters, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. The Trust Agreement also contains provisions allowing Beneficiaries to instruct the Custodian to withdraw their allocated Trust Shares to participate in any tender or exchange offer for the Common Stock and to make any cash or share election, or perfect any dissenter’s rights, in connection with a merger of MetLife, Inc.

A “Beneficiary Consent Matter” is a matter presented to stockholders of MetLife, Inc. concerning the following:

(i) subject to certain conditions, a contested election of directors or the removal of a director,

(ii) a merger or consolidation, a sale, lease or exchange of all or substantially all of the property or assets or a recapitalization or dissolution of MetLife, Inc., if it requires a vote of stockholders under applicable Delaware law,

(iii) any transaction that would result in an exchange or conversion of Trust Shares for cash, securities or other property, and

(iv) proposals submitted to stockholders requiring the Board of Directors to amend MetLife, Inc.’s Stockholder Rights Plan, or redeem rights under that plan, other than a proposal with respect to which MetLife, Inc. has received advice of nationally-recognized legal counsel to the effect that the proposal is not a proper subject for stockholder action under Delaware law. MetLife, Inc. does not currently have a stockholder rights plan.

Proxy solicitation materials, annual reports and information statements received by the Custodian in connection with any matter not involving a Beneficiary Consent Matter will be made available by MetLife, Inc. to Beneficiaries for their information on a website maintained by MetLife, Inc. or by mail upon request and at MetLife, Inc.’s expense, but voting instructions to the Trustee will not be solicited and, if instructions are received, they will not be binding on the Trustee.

The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by MetLife, Inc. to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having, at the time of the investment, a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by MetLife, Inc. to its stockholders will be held and distributed by the Trustee to the Beneficiaries in proportion to their Trust Interests.

The Trust will terminate on the first to occur of (i) the 90th day after the date on which the Trustee shall have received notice from MetLife, Inc. that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock or (ii) the date on which the last Trust Share shall have been withdrawn, distributed or exchanged. The Trust may be terminated earlier upon the first to occur of any of the following:

(i) on the 90th day after the date on which the Trustee receives written notice from MetLife, Inc., given at MetLife, Inc.’s discretion at any time, that the number of Trust Shares is 25% or less of the number of issued and outstanding shares of Common Stock,

(ii) on the date on which the Trustee receives written notice from MetLife, Inc. that the Board of Directors of MetLife, Inc. has determined, as a result of any amendment of, or change (including any announced prospective change) in the laws (or any regulations thereunder) of the United States or any State, Commonwealth or other political subdivision or authority thereof or therein, or any official administrative pronouncement or judicial decision interpreting or applying such law or regulation, or any changes in the facts or circumstances relating to the Trust, that maintaining the Trust is or is reasonably expected to become burdensome to MetLife, Inc. or the Beneficiaries,

(iii) on the date on which any rights issued under a stockholder rights plan adopted by MetLife, Inc. and held by the Trust become separately tradable from the Trust Shares to which they relate, or

(iv) on the date on which there is an entry of a final order for termination or dissolution of the Trust or similar relief by a court of competent jurisdiction.

The Trust Agreement also contains a provision which would cause termination under certain circumstances in order to comply with legal rules governing the duration of trusts.

Upon termination of the Trust, the remaining Trust Shares will be distributed in book entry form to each Beneficiary, or as otherwise directed by such Beneficiary, together with the Beneficiary’s proportionate share of all unpaid distributions and dividends and interest earned thereon, if applicable. The Trust Agreement provides that MetLife, Inc. may, at its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company from AIG (the “Acquisition”). In connection with the financing of the Acquisition, in August 2010, MetLife, Inc. issued 86,250,000 new shares of its Common Stock and, on the Acquisition Date, MetLife, Inc. issued to AM Holdings 78,239,712 new shares of its Common Stock and 6,857,000 shares of its Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68,570,000 shares of Common Stock (subject to anti-dilution adjustments) upon a favorable vote of MetLife, Inc.’s common stockholders. On March 8, 2011, AM Holdings sold the 78,239,712 shares of Common Stock in a public offering concurrent with a public offering by MetLife, Inc. of 68,570,000 new shares of its Common Stock, the proceeds of which were used to repurchase and cancel all of the Convertible Preferred Stock.

The number of Trust Shares declined to 212,891,322 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2011 decreased to 20.1% as a result of these withdrawals, transactions and escheatments, as well as due to the Common Stock issuances by MetLife, Inc. described above.

Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock. MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.

The Trust Agreement may be amended from time to time by the Trustee, the Custodian, MetLife, Inc. and Metropolitan Life, without the consent of any Beneficiary, (i) to cure any ambiguity, correct or supplement any provision therein that may be inconsistent with any other provision therein, or to make any other provision with respect to matters or questions arising under the Trust Agreement, which will not be inconsistent with the other provisions of the Trust Agreement, provided that the action does not adversely affect the Trust Interests of the Beneficiaries, (ii) to modify, eliminate or add to any provisions of the Trust Agreement to such extent as will be necessary to ensure that the Trust will be classified for United States federal income tax purposes as a grantor trust at all times or to ensure that the Trust will not be required to register as an investment company under the Investment Company Act of 1940, as amended, or (iii) to reflect the effect of a merger or consolidation in which MetLife, Inc. is not the surviving corporation and the other company into which MetLife, Inc. is merged or consolidated assumes its obligations under the Trust Agreement. The Trust Agreement may also be amended or provisions thereof waived with the consent of Beneficiaries representing more than one-half of the Trust Interests, provided that no such amendment or waiver will, without the consent of each Beneficiary affected thereby, reduce the Trust Interests or otherwise eliminate or materially postpone the right of any Beneficiary to receive dividends or other distributions or to make elections under the Purchase and Sale Program or to withdraw Trust Shares.

Beneficiaries will not have any preemptive rights with respect to the Trust Interests. There is no provision for any sinking fund with respect to the Trust Interests.

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $34 thousand, $28 thousand and $29 thousand for out-of-pocket expenses for the years ended December 31, 2011, 2010 and 2009, respectively. MetLife, Inc. paid to the Trust’s independent auditors $43 thousand, $51 thousand and $50 thousand for audit fees for the years ended December 31, 2011, 2010 and 2009, respectively. None of the aforementioned fees and expenses are included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.

On December 14, 2011, MetLife, Inc. paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 9, 2011 for a total of $158 million to the Beneficiaries. On December 14, 2010, MetLife, Inc. paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 9, 2010 for a total of $166 million to the Beneficiaries.

The Beneficiaries of the Trust are directed to MetLife, Inc.’s Annual Report to Shareholders and the filings of MetLife, Inc. under the Securities Exchange Act of 1934 (the “Exchange Act”) for information regarding MetLife, Inc. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of MetLife, Inc. The Trustee relies on receiving information, reports and representations from MetLife, Inc. and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.

Item 1A.	Risk Factors.

The Trust has limited resources and is dependent upon MetLife, Inc.

The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares.

Beneficiaries do not have legal title to any part of the Trust assets and have only certain limited rights.

The Trust has legal title over the Trust Shares. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. A Trust Interest entitles the Beneficiary only to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through the Purchase and Sale Program; (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. Voting instructions to the Trustee on any matter not involving a Beneficiary Consent Matter will not be solicited and, if instructions are received, they will not be binding on the Trustee. On all matters other than Beneficiary Consent Matters, the Trustee shall vote, assent or consent the Trust Shares in favor of and in opposition to such matter, or abstain from voting on such matter, in accordance with the recommendation given by the board of directors of MetLife, Inc. to its stockholders in respect of the matter, or, if no such recommendation is given, as directed by the board of directors of MetLife, Inc.

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

The Trust is terminable at any time at the discretion of MetLife, Inc.

Pursuant to the Trust Agreement, the Trust shall be terminated on the 90th day after the date on which the Trustee receives written notice from MetLife, Inc., given at MetLife, Inc.’s discretion at any time, that the number of Trust Shares is 25% or less of the number of issued and outstanding shares of Common Stock. At March 23, 2012, the number of Trust Shares represented 19.8% of the number of issued and outstanding shares of Common Stock, and thus the Trust may be terminated at the discretion of MetLife, Inc. Furthermore, the Trust shall be terminated on the first to occur of (i) the 90th day after the date on which the Trustee shall have received notice from MetLife, Inc. that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock, and (ii) the date on which the last Trust Share shall have been withdrawn, distributed or exchanged.

The occurrence of events unanticipated in disaster recovery systems, as well as a failure in cyber- or other information security systems, could result in a loss or disclosure of confidential information

A disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack, a cyberattack or war, could result in unanticipated problems with disaster recovery systems of MetLife, Inc., the Custodian or the Trustee and could have a material adverse impact on the Trust’s ability to operate, particularly if those problems affect MetLife, Inc.’s, the Custodian’s or the Trustee’s computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.

The Trust depends heavily upon computer systems. Despite a variety of security measures implemented by MetLife, Inc., the Custodian and the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and their computer systems could be subject to physical and electronic break-ins, cyberattacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, such computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs, regulatory penalties and/or Beneficiary dissatisfaction. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Trust does not, as of the date of this filing, hold in fee, own, beneficially hold or lease any physical properties.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market exists for the Trust Interests.

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2011, 2010 and 2009 and at December 31, 2011 and 2010, has been derived from the Trust’s audited financial statements included elsewhere herein. The financial information for the years ended December 31, 2008 and 2007 and at December 31, 2009, 2008 and 2007 has been derived from the Trust’s audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Changes in Net Assets Data
Operations:
Net investment income	$158,212	$165,579	$173,466	$180,305	$194,176
Net realized investment gains	168,290	181,371	90,989	394,316	516,837
Change in net unrealized investment gains	(3,109,519)	1,790,688	(84,321)	(7,348,282)	(52,050)

Net increase (decrease) in net assets resulting from operations	(2,783,017)	2,137,638	180,134	(6,773,661)	658,963

Distributions to holders of Trust Interests
From net investment income	(158,212)	(165,579)	(173,466)	(180,305)	(194,176)
From net realized investment gains	(168,290)	(181,371)	(90,989)	(394,316)	(516,837)

Total distributions	(326,502)	(346,950)	(264,455)	(574,621)	(711,013)

Trust Interests transactions
Cost of Trust Interests issued	3,022	2,421	3,040	5,239	6,491
Cost of Trust Interests redeemed	(89,767)	(99,131)	(74,055)	(143,413)	(147,310)
Cost of Trust Interests withdrawn	(13,350)	(12,181)	(13,635)	(60,209)	(20,299)
Cost of Trust Interests escheated	(32,393)	(43,964)	(50,269)	(53,556)	(65,376)

Net decrease in net assets resulting from Trust Interests transactions	(132,488)	(152,855)	(134,919)	(251,939)	(226,494)

Total increase (decrease) in net assets	(3,242,007)	1,637,833	(219,240)	(7,600,221)	(278,544)
Net assets
Beginning of year	9,879,958	8,242,125	8,461,365	16,061,586	16,340,130

End of year	$6,637,951	$9,879,958	$8,242,125	$8,461,365	$16,061,586

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands, except Trust Interest amounts)
Balance Sheet Data
Assets:
Equity securities, at estimated fair value	$6,637,951	$9,879,958	$8,242,125	$8,461,365	$16,061,586
Other assets	101,717	107,260	107,073	113,766	7,129

Total assets	6,739,668	9,987,218	8,349,198	8,575,131	16,068,715

Total liabilities	101,717	107,260	107,073	113,766	7,129

Net assets	$6,637,951	$9,879,958	$8,242,125	$8,461,365	$16,061,586

Net assets consist of:
Trust Interests	$3,086,632	$3,219,120	$3,371,975	$3,506,893	$3,758,832
Net unrealized investment gains	3,551,319	6,660,838	4,870,151	4,954,472	12,302,754

Net assets, for 212,891,322; 222,321,295; 233,157,716; 242,724,190; and 260,655,407 Trust Interests outstanding, respectively	$6,637,951	$9,879,958	$8,242,125	$8,461,365	$16,061,586

	At December 31,
	2011	2010	2009	2008	2007
Other Data
Trust Interests rollforward:
Balance at January 1,	222,321,295	233,157,716	242,724,190	260,655,407	276,904,422
Trust Interests issued	79,481	60,142	114,850	116,363	100,817
Trust Interests redeemed	(6,299,413)	(6,956,541)	(5,196,811)	(10,064,054)	(10,337,547)
Trust Interests withdrawn	(936,871)	(854,809)	(956,855)	(4,225,237)	(1,424,482)
Trust Interests escheated	(2,273,170)	(3,085,213)	(3,527,658)	(3,758,289)	(4,587,803)

Balance at December 31,	212,891,322	222,321,295	233,157,716	242,724,190	260,655,407

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

The Trust was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc., Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Computershare Shareowner Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the shares of common stock of MetLife, Inc. issued to the Trust for the benefit of certain eligible policyholders of Metropolitan Life under the Plan and the Trust Agreement (the “Trust Shares”) and certain closely related activities, such as distributing cash dividends.

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the Trust Shares for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). Additionally, after the passage of sufficient time, any unclaimed cash and Common Stock becomes property of the state of last known residence of the Beneficiary, as is the case with other types of unclaimed property. The schedule by which unclaimed property escheats varies by state, but is generally within three to five years of abandonment. It is anticipated that the number of Trust Interests will continue to decrease over time as state dormancy periods expire. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally, not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian.

The number of Trust Interests outstanding at December 31, 2011 and 2010 was 212,891,322 and 222,321,295, respectively. The decrease of 9,429,973 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations

Discussion of Results

Year ended December 31, 2011 compared with the year ended December 31, 2010

Net assets in the Trust decreased $3,242 million, or 33%, to $6,638 million at December 31, 2011 from $9,880 million at December 31, 2010. This decrease is primarily due to a change in net unrealized investment gains on the Trust Shares, as well as (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”). Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $3,110 million from the prior year. A net reduction of 9,429,973 Trust Interests resulted from a decrease of 936,871 Trust Interests due to withdrawals by Beneficiaries from the Trust, a decrease of 2,273,170 Trust Interests due to escheatment of Trust Shares and a net decrease of 6,219,932 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2011 of $87 million, $13 million and $32 million, respectively. Net investment income of $158 million, which consists of dividends received from MetLife, Inc. on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $168 million, were fully allocated to Beneficiaries.

Year ended December 31, 2010 compared with the year ended December 31, 2009

Net assets in the Trust increased $1,638 million, or 20%, to $9,880 million at December 31, 2010 from $8,242 million at December 31, 2009. This increase is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) the impact of withdrawals by Beneficiaries from the Trust, and (ii) activity under the Purchase and Sale Program. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $1,791 million from the prior year. A net reduction of 10,836,421 Trust Interests resulted from a decrease of 854,809 Trust Interests due to withdrawals by Beneficiaries from the Trust, a decrease of 3,085,213 Trust Interests due to escheatment of Trust Shares and a net decrease of 6,896,399 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2010 of $97 million, $12 million and $44 million, respectively. Net investment income of $166 million, which consists of dividends received from MetLife, Inc. on its Common Stock, and net realized investment gains recognized on the sale of Trust Shares sold in the Purchase and Sale Program of $181 million, were fully allocated to Beneficiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Trust’s investments are in equity securities, all of which are exposed to market risk. The market valuation of equity securities can fluctuate in response to political, market and economic developments and affect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments. As such, the Trust’s holdings in equity securities, entirely comprised of Common Stock, are subject to such price fluctuations, the effect of which inures to the Beneficiaries.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MetLife Policyholder Trust:

We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2011 and 2010, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 27, 2012

MetLife Policyholder Trust

Statements of Assets and Liabilities

December 31, 2011 and 2010

(In thousands, except Trust Interests and per Trust Interest amounts)

	2011	2010
Assets
Equity securities, at estimated fair value (cost: $3,086,632 and $3,219,120, respectively)	$6,637,951	$9,879,958
Cash and cash equivalents	25	36
Receivable for equity securities sold	2,717	4,255
Dividends receivable from MetLife, Inc.	98,975	102,969

Total assets	6,739,668	9,987,218

Liabilities
Payable for equity securities purchased	25	36
Payable for Trust Interests redeemed	2,717	4,255
Dividends payable to Trust Beneficiaries	98,975	102,969

Total liabilities	101,717	107,260

Net assets	$6,637,951	$9,879,958

Net assets consist of:
Trust Interests	$3,086,632	$3,219,120
Net unrealized investment gains	3,551,319	6,660,838

Net assets, for 212,891,322 and 222,321,295 Trust Interests outstanding at December 31, 2011 and 2010, respectively	$6,637,951	$9,879,958

Net asset value, offering price and redemption price per Trust Interest ($6,637,951/212,891,322) and ($9,879,958/222,321,295) Trust Interests at December 31, 2011 and 2010, respectively	$31.18	$44.44

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Net investment income	$158,212	$165,579	$173,466

Net investment gains (losses)
Net realized investment gains	168,290	181,371	90,989
Change in net unrealized investment gains	(3,109,519)	1,790,688	(84,321)

Net gains (losses)	(2,941,229)	1,972,059	6,668

Net increase (decrease) in net assets resulting from operations	$(2,783,017)	$2,137,638	$180,134

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Statements of Changes in Net Assets

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands, except Trust Interests amounts)

	2011	2010	2009
Operations
Net investment income	$158,212	$165,579	$173,466
Net realized investment gains	168,290	181,371	90,989
Change in net unrealized investment gains	(3,109,519)	1,790,688	(84,321)

Net increase (decrease) in net assets resulting from operations	(2,783,017)	2,137,638	180,134

Distributions to holders of Trust Interests
From net investment income	(158,212)	(165,579)	(173,466)
From net realized investment gains	(168,290)	(181,371)	(90,989)

Total distributions	(326,502)	(346,950)	(264,455)

Trust Interests transactions
Cost of Trust Interests issued	3,022	2,421	3,040
Cost of Trust Interests redeemed	(89,767)	(99,131)	(74,055)
Cost of Trust Interests withdrawn	(13,350)	(12,181)	(13,635)
Cost of Trust Interests escheated	(32,393)	(43,964)	(50,269)

Net decrease in net assets resulting from Trust Interests transactions	(132,488)	(152,855)	(134,919)

Total increase (decrease) in net assets	(3,242,007)	1,637,833	(219,240)
Net assets
Beginning of year	9,879,958	8,242,125	8,461,365

End of year	$6,637,951	$9,879,958	$8,242,125

Other information
Trust Interests rollforward:
Balance at January 1,	222,321,295	233,157,716	242,724,190
Trust Interests issued	79,481	60,142	114,850
Trust Interests redeemed	(6,299,413)	(6,956,541)	(5,196,811)
Trust Interests withdrawn	(936,871)	(854,809)	(956,855)
Trust Interests escheated	(2,273,170)	(3,085,213)	(3,527,658)

Balance at December 31,	212,891,322	222,321,295	233,157,716

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Notes to the Financial Statements

1. Significant Accounting Policies

Description of Trust

The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc., Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Computershare Shareowner Services LLC, the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees.

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 222,321,295 at December 31, 2010 to 212,891,322 at December 31, 2011. See “— Termination of the Trust.”

A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by MetLife, Inc. pursuant to the Plan (the “Purchase and Sale Program”); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $34 thousand, $28 thousand and $29 thousand for out-of-pocket expenses for the years ended December 31, 2011, 2010 and 2009, respectively. MetLife, Inc. paid to the Trust’s independent auditors $43 thousand, $51 thousand and $50 thousand for audit fees for the years ended December 31, 2011, 2010 and 2009, respectively. None of the aforementioned fees and expenses are included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.

The accompanying financial statements of the Trust have been prepared in conformity with accounting principles generally accepted in the United States of America.

Certain amounts in the prior years’ financial statements have been reclassified to conform with the 2011 presentations. Such reclassifications include reclassification from cost of Trust Interests escheated or withdrawn, as previously reported, of (i) $43,964 thousand and $50,269 thousand to cost of Trust Interests escheated, and (ii) $12,181 thousand and $13,635 thousand to cost of Trust Interests withdrawn, for the years ended December 31, 2010 and 2009, respectively, in the statements of changes in net assets.

MetLife Policyholder Trust

Notes to the Financial Statements—(Continued)

Termination of the Trust

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company from AIG (the “Acquisition”). In connection with the financing of the Acquisition, in August 2010, MetLife, Inc. issued 86,250,000 new shares of its Common Stock and, on the Acquisition Date, MetLife, Inc. issued to AM Holdings 78,239,712 new shares of its Common Stock and 6,857,000 shares of its Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68,570,000 shares of Common Stock (subject to anti-dilution adjustments) upon a favorable vote of MetLife, Inc.’s common stockholders. On March 8, 2011, AM Holdings sold the 78,239,712 shares of Common Stock in a public offering concurrent with a public offering by MetLife, Inc. of 68,570,000 new shares of its Common Stock, the proceeds of which were used to repurchase and cancel all of the Convertible Preferred Stock.

The number of Trust Shares declined to 212,891,322 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2011 decreased to 20.1% as a result of these withdrawals, transactions and escheatments, as well as due to the Common Stock issuances by MetLife, Inc. described above.

Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock. MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust. Additionally, the Trust will terminate on the first to occur of (i) the 90th day after the date on which the Trustee shall have received notice from MetLife, Inc. that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock, or (ii) the date on which the last Trust Share shall have been withdrawn, distributed or exchanged.

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

The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “— Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” All security transactions are recorded on a trade date basis.

Cash and Cash Equivalents

The Trust considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.

In accordance with the Trust Agreement, MetLife, Inc. distributes cash dividends directly to the Beneficiaries at the same time as the payment of dividends to MetLife, Inc.’s stockholders. In the event that dividends are undeliverable to the Beneficiaries, MetLife, Inc. retains such dividends until they are claimed by such Beneficiaries or escheated in accordance with applicable state law. Cash dividends that have been declared but are undeliverable to the Beneficiaries and the cash amounts of dividend checks that have not been cashed by the Beneficiaries have been recorded as a receivable from MetLife, Inc. and a liability of the Trust to such Beneficiaries.

Income Taxes

As a qualified regulated trust, the Trust is not subject to income taxes to the extent that it distributes substantially all of its taxable income during each fiscal year.

MetLife Policyholder Trust

Notes to the Financial Statements—(Continued)

2. Purchase and Sale Program

Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 6,299,413, 6,956,541 and 5,196,811 for the years ended December 31, 2011, 2010 and 2009, respectively, were redeemed for this purpose. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 79,481, 60,142 and 114,850 for the years ended December 31, 2011, 2010 and 2009, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

Beneficiaries may withdraw all, but generally not less than all, of their allocated shares of Common Stock at any time by providing written notice to the Custodian. After the passage of sufficient time, any unclaimed cash and Common Stock becomes property of the state of last known residence of the Beneficiary, as is the case with other types of unclaimed property. The schedule by which unclaimed property escheats varies by state, but is generally within three to five years of abandonment.

3. Contingencies

Litigation

There is no pending or threatened litigation, claim or assessment against the Trust.

4. Beneficiary Voting Rights

The Trust Agreement provides the Trustee with directions as to the manner in which to vote, assent or consent the Trust Shares at all times during the term of the Trust. On all matters brought for a vote before the stockholders of MetLife, Inc., with the exception of a Beneficiary Consent Matter (as defined in the Trust Agreement), the Trustee will vote or abstain from voting in accordance with the recommendation given by the Board of Directors of MetLife, Inc. to its stockholders or, if no such recommendation is given, as directed by the Board. On all Beneficiary Consent Matters, the Trustee will vote all of the Trust Shares in favor of, in opposition to or abstain from the matter in the same ratio as the Trust Interests of the Beneficiaries that returned voting instructions to the Trustee indicated preferences for voting in favor of, in opposition to or abstaining from such matter. The Trust Agreement also contains provisions allowing Beneficiaries to instruct the Custodian to withdraw their allocated Trust Shares to participate in any tender or exchange offer for the Common Stock and to make any cash or share election, or perfect any dissenter’s rights, in connection with a merger of MetLife, Inc.

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

The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Shareowner Services LLC. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2011 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2011.

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

There are no directors, executive officers or employees of the Trust. The Trustee of the Trust is Wilmington Trust Company. The Custodian of the Trust is Computershare Shareowner Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C.

The Trust has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because the Trust does not have any such officers.

Item 11.    Executive Compensation.

There are no directors or executive officers of the Trust.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no directors or executive officers of the Trust. No person is the beneficial owner of more than five percent of the Trust Interests.

The Trust has no equity compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

There are no directors or executive officers of the Trust.

Item 14.    Principal Accountant Fees and Services.

Pursuant to the Trust Agreement, the independent auditor of MetLife, Inc. serves as the independent auditor of the Trust, and Deloitte & Touche LLP (“Deloitte”), MetLife, Inc.’s independent auditor, has served as the independent auditor of the Trust since its inception. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB. Its knowledge of the Trust has enabled it to carry out its audits of the Trust’s financial statements with effectiveness and efficiency.

Independent Auditor’s Fees for 2011 and 2010 (1)

The following table presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2011 and 2010.

	2011	2010
Audit fees (2)	$43,320	$51,300
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

(1)	All fees shown in the table related to services that were approved by the Audit Committee of MetLife, Inc. (the “Audit Committee”).
(2)	Fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (the “SEC”).

Approval of Fees

The Trust does not have an audit committee. The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that MetLife, Inc. expects to be performed for the fiscal year, including for the Trust, and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre- approve additional audit and non-audit services to be performed by MetLife, Inc.’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.

If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.

Based on this information, the Audit Committee pre-approves the audit services that MetLife, Inc. expects to be performed by the independent auditor in connection with the audit of the financial statements of MetLife, Inc. and its subsidiaries, as well as the Trust, for the current fiscal year, and the audit-related, tax and other permitted non-audit services that management of MetLife, Inc. may desire to engage the independent auditor to perform during the twelve month period following such pre-approval. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by MetLife, Inc. with the independent auditor. The Audit Committee assures the regular rotation of the audit engagement team partners as required by law.

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

Date: March 27, 2012

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

Exhibit No.		Description

3.1	—	MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Registration Statement on Form S-1 (File No. 333-91517) (the “S-1 Registration Statement”)).

3.2	—	Amendment to MetLife Policyholder Trust Agreement. (Incorporated by reference to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

4.1	—	Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”)).

4.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000. (Incorporated by reference to Exhibit 3.2 to the 2011 Annual Report).

4.3	—	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (Incorporated by reference to Exhibit 3.3 to the 2011 Annual Report).

4.4	—	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005. (Incorporated by reference to Exhibit 3.4 to the 2011 Annual Report).

4.5	—	Certificate of Designations of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on October 27, 2010. (Incorporated by reference to Exhibit 3.5 to the 2011 Annual Report).

4.6	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011. (Incorporated by reference to Exhibit 3.6 to the 2011 Annual Report).

4.7	—	Amended and Restated By-laws of MetLife, Inc., effective June 20, 2011. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 23, 2011).

4.8	—	Form of Certificate of Common Stock, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

E-1