Form 10-K
period 2012-12-31
METLIFE POLICYHOLDER TRUST
filed 2013-03-25
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-30195

MetLife Policyholder Trust

(Exact name of registrant as specified in its charter)

Delaware	51-6516897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rodney Square North	19890
1100 North Market Street	(Zip code)
Wilmington, DE
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

As of March 19, 2013, 199,853,044 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of the MetLife Policyholder Trust (the “Trust”). These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) dependence upon MetLife, Inc. for the value of the Trust Shares (as defined herein); (ii) limited rights of Beneficiaries (as defined herein), including with respect to voting power over the Trust Shares; (iii) no existing trading market for the Trust Interests (as defined herein) and limited ability of Beneficiaries to transfer such Trust Interests; (iv) termination of the Trust at the discretion of MetLife, Inc., or otherwise pursuant to the terms of the Trust Agreement (as defined herein); (v) a failure in cyber- or other information security systems, as well as loss or disclosure of confidential information and adverse impact on the processing of transactions under the Purchase and Sale Program (as defined herein) as a result of events unanticipated in disaster recovery systems; (vi) adverse results or other consequences from litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries; and (vii) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the SEC.

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

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 212,891,322 at December 31, 2011 to 202,335,289 at December 31, 2012.

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

The Trust will be terminated on the first to occur (each, a “Termination Event”) of (i) the 90th day after the date on which the Trustee shall have received notice from MetLife, Inc. that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock or (ii) the date on which the last Trust Share shall have been withdrawn, distributed or exchanged. The Trust may be terminated earlier upon the first to occur of any of the following (each, an “Early Termination Event”):

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

Upon a Termination Event or Early Termination Event, the Trustee and the Custodian will take such actions as may be necessary to wind up the Trust and distribute its assets to the Trust Beneficiaries pro rata in accordance with their respective Trust Interests, including the distribution in book entry form to each Beneficiary, or as otherwise directed by such Beneficiary, together with the Beneficiary’s proportionate share of all unpaid distributions and dividends and interest earned thereon, if applicable. The Trust Agreement provides that MetLife, Inc. may, at its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company from AIG (the “Acquisition”). In connection with the financing of the Acquisition, in August 2010, MetLife, Inc. issued 86,250,000 new shares of its Common Stock and, on the Acquisition Date, MetLife, Inc. issued to AM Holdings 78,239,712 new shares of its Common Stock and 6,857,000 shares of its Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68,570,000 shares of Common Stock (subject to anti-dilution adjustments) upon a favorable vote of MetLife, Inc.’s common stockholders. In March 2011, AM Holdings sold the 78,239,712 shares of Common Stock in a public offering concurrent with a public offering by MetLife, Inc. of 68,570,000 new shares of its Common Stock, the proceeds of which were used to repurchase and cancel all of the Convertible Preferred Stock.

Additionally, on the Acquisition Date, MetLife, Inc. issued 40,000,000 common equity units which consisted of three purchase contracts (“Series C Purchase Contracts,” “Series D Purchase Contracts” and “Series E Purchase Contracts”) obligating the holder to purchase, on each of three specified future settlement dates, a variable number of shares of Common Stock for a fixed price. In October 2012, on the first settlement date, MetLife, Inc. delivered 28,231,956 shares of newly issued Common Stock to settle the Series C Purchase Contracts. MetLife, Inc. will issue between 45.2 million and 56.5 million shares of Common Stock, subject to certain adjustments, to settle the Series D Purchase Contracts and Series E Purchase Contracts on the two remaining specified future dates expected to occur on September 11, 2013 and October 8, 2014, subject to deferral under certain circumstances.

The number of Trust Shares declined to 202,335,289 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2012 decreased to 18.5% as a result of these withdrawals, transactions and escheatments, as well as due to the Common Stock issuances by MetLife, Inc. described above.

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

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $43 thousand, $34 thousand and $28 thousand for out-of-pocket expenses for the years ended December 31, 2012, 2011 and 2010, respectively. MetLife, Inc. paid to the Trust’s independent auditors $66 thousand, $43 thousand and $51 thousand for audit fees for the years ended December 31, 2012, 2011 and 2010, respectively. None of the aforementioned fees and expenses are included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.

The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. On December 14, 2012, MetLife, Inc. paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 9, 2012 for a total of $151 million to the Beneficiaries. On December 14, 2011, MetLife, Inc. paid an annual dividend of $0.74 per share of its Common Stock to stockholders of record as of November 9, 2011 for a total of $158 million to the Beneficiaries. In January 2013, MetLife, Inc. transitioned to paying dividends on its Common Stock quarterly. See Note 5 of the Notes to the Financial Statements for information on dividends declared subsequent to December 31, 2012.

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

The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock.

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

The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust. See “Business” and “Common Stock Issuances” in Note 1 of the Notes to the Financial Statements. At March 19, 2013, the number of Trust Shares represented 18.3% of the number of issued and outstanding shares of Common Stock, and thus the Trust may be terminated at the discretion of MetLife, Inc.

The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in disaster recovery systems, could result in a loss or disclosure of confidential information and could adversely impact the processing of transactions under the Purchase and Sale Program

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with disaster recovery systems of MetLife, Inc., the Custodian or the Trustee could have a material adverse impact on the Trust’s ability to operate, particularly if those problems affect MetLife, Inc.’s, the Custodian’s or the Trustee’s computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.

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

If one or more of these events occurs, it could potentially jeopardize the ability to process transactions under the Purchase and Sale Program, as well as the confidential, proprietary and other information processed and stored in, and transmitted through, such computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs, regulatory penalties and/or Beneficiary dissatisfaction. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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

Item 6.  Selected Financial Data.

The following table sets forth selected financial information for the Trust. The financial information for the years ended December 31, 2012, 2011 and 2010 and at December 31, 2012 and 2011, has been derived from the Trust’s audited financial statements included elsewhere herein. The financial information for the years ended December 31, 2009 and 2008 and at December 31, 2010, 2009 and 2008 has been derived from the Trust’s audited financial statements not included herein. The following statements of changes in net assets and balance sheet data have been prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Changes in Net Assets Data
Operations:
Net investment income	$150,581	$158,212	$165,579	$173,466	$180,305
Net realized investment gains	127,560	168,290	181,371	90,989	394,316
Change in net unrealized investment gains	176,131	(3,109,519)	1,790,688	(84,321)	(7,348,282)

Net increase (decrease) in net assets resulting from operations	454,272	(2,783,017)	2,137,638	180,134	(6,773,661)

Distributions to holders of Trust Interests:
From net investment income	(150,581)	(158,212)	(165,579)	(173,466)	(180,305)
From net realized investment gains	(127,560)	(168,290)	(181,371)	(90,989)	(394,316)

Total distributions	(278,141)	(326,502)	(346,950)	(264,455)	(574,621)

Trust Interests transactions:
Cost of Trust Interests issued	2,195	3,022	2,421	3,040	5,239
Cost of Trust Interests redeemed	(89,697)	(89,767)	(99,131)	(74,055)	(143,413)
Cost of Trust Interests withdrawn	(11,586)	(13,350)	(12,181)	(13,635)	(60,209)
Cost of Trust Interests escheated	(50,070)	(32,393)	(43,964)	(50,269)	(53,556)

Net decrease in net assets resulting from Trust Interests transactions	(149,158)	(132,488)	(152,855)	(134,919)	(251,939)

Total increase (decrease) in net assets	26,973	(3,242,007)	1,637,833	(219,240)	(7,600,221)
Net assets
Beginning of year	6,637,951	9,879,958	8,242,125	8,461,365	16,061,586

End of year	$6,664,924	$6,637,951	$9,879,958	$8,242,125	$8,461,365

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands, except Trust Interest amounts)
Balance Sheet Data
Assets:
Equity securities, at estimated fair value	$6,664,924	$6,637,951	$9,879,958	$8,242,125	$8,461,365
Other assets	100,196	101,717	107,260	107,073	113,766

Total assets	6,765,120	6,739,668	9,987,218	8,349,198	8,575,131

Total liabilities	100,196	101,717	107,260	107,073	113,766

Net assets	$6,664,924	$6,637,951	$9,879,958	$8,242,125	$8,461,365

Net assets consist of:
Trust Interests	$2,937,474	$3,086,632	$3,219,120	$3,371,975	$3,506,893
Net unrealized investment gains	3,727,450	3,551,319	6,660,838	4,870,151	4,954,472

Net assets, for 202,335,289; 212,891,322; 222,321,295; 233,157,716; and 242,724,190 Trust Interests outstanding, respectively	$6,664,924	$6,637,951	$9,879,958	$8,242,125	$8,461,365

	At December 31,
	2012	2011	2010	2009	2008
Other Data
Trust Interests rollforward:
Balance at January 1,	212,891,322	222,321,295	233,157,716	242,724,190	260,655,407
Trust Interests issued	65,231	79,481	60,142	114,850	116,363
Trust Interests redeemed	(6,294,540)	(6,299,413)	(6,956,541)	(5,196,811)	(10,064,054)
Trust Interests withdrawn	(813,016)	(936,871)	(854,809)	(956,855)	(4,225,237)
Trust Interests escheated	(3,513,708)	(2,273,170)	(3,085,213)	(3,527,658)	(3,758,289)

Balance at December 31,	202,335,289	212,891,322	222,321,295	233,157,716	242,724,190

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

The number of Trust Interests outstanding at December 31, 2012 and 2011 was 202,335,289 and 212,891,322, respectively. The decrease of 10,556,033 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations

Discussion of Results

Year ended December 31, 2012 compared with the year ended December 31, 2011

Net assets in the Trust increased $27 million, or less than 1%, to $6,665 million at December 31, 2012 from $6,638 million at December 31, 2011. This increase is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) net activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”), (ii) the impact of escheatment of Trust Shares and (iii) the impact of withdrawals by Beneficiaries from the Trust. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $176 million from the prior year. A net reduction of 10,556,033 Trust Interests resulted from a net decrease of 6,229,309 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program, a decrease of 3,513,708 Trust Interests due to escheatment of Trust Shares and a decrease of 813,016 Trust Interests due to withdrawals by Beneficiaries from the Trust. Net redemptions by Beneficiaries through the Purchase and Sale Program, escheatment of unclaimed cash and Trust Shares and withdrawals by Beneficiaries from the Trust, resulted in decreases in net assets for the year ended December 31, 2012 of $88 million, $50 million and $12 million, respectively. Net investment income of $151 million, which consists of dividends received from MetLife, Inc. on its Common Stock, and net realized investment gains of $128 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.

Year ended December 31, 2011 compared with the year ended December 31, 2010

Net assets in the Trust decreased $3,242 million, or 33%, to $6,638 million at December 31, 2011 from $9,880 million at December 31, 2010. This decrease is primarily due to a change in net unrealized investment gains on the Trust Shares, as well as (i) net activity under the Purchase and Sale Program, (ii) the impact of escheatment of Trust Shares and (iii) the impact of withdrawals by Beneficiaries from the Trust. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $3,110 million from the prior year. A net reduction of 9,429,973 Trust Interests resulted from a net decrease of 6,219,932 Trust Interests in connection with issuances and redemptions under the Purchase and Sale Program, a decrease of 2,273,170 Trust Interests due to escheatment of Trust Shares and a decrease of 936,871 Trust Interests due to withdrawals by Beneficiaries from the Trust. Net redemptions by Beneficiaries through the Purchase and Sale Program, escheatment of unclaimed cash and Trust Shares and withdrawals by Beneficiaries from the Trust, resulted in decreases in net assets for the year ended December 31, 2011 of $87 million, $32 million and $13 million, respectively. Net investment income of $158 million, which consists of dividends received from MetLife, Inc. on its Common Stock, and net realized investment gains of $168 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.

Subsequent Event

See Note 5 of the Notes to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Trust’s investments are in equity securities, all of which are exposed to market risk. The market valuation of equity securities can fluctuate in response to political, market and economic developments and affect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments. As such, the Trust’s holdings in equity securities, entirely comprised of Common Stock, are subject to such price fluctuations, the effects of which inure to the Beneficiaries.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MetLife Policyholder Trust:

We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2012 and 2011, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York

March 25, 2013

MetLife Policyholder Trust

Statements of Assets and Liabilities

December 31, 2012 and 2011

(In thousands, except Trust Interests and per Trust Interest amounts)

	2012	2011
Assets
Equity securities, at estimated fair value (cost: $2,937,474 and $3,086,632, respectively)	$6,664,924	$6,637,951
Cash	48	25
Receivable for equity securities sold	3,709	2,717
Dividends receivable from MetLife, Inc.	96,439	98,975

Total assets	6,765,120	6,739,668

Liabilities
Payable for equity securities purchased	48	25
Payable for Trust Interests redeemed	3,709	2,717
Dividends payable to Trust Beneficiaries	96,439	98,975

Total liabilities	100,196	101,717

Net assets	$6,664,924	$6,637,951

Net assets consist of:
Trust Interests	$2,937,474	$3,086,632
Net unrealized investment gains	3,727,450	3,551,319

Net assets, for 202,335,289 and 212,891,322 Trust Interests outstanding at December 31, 2012 and 2011, respectively	$6,664,924	$6,637,951

Net asset value, offering price and redemption price per Trust Interest ($6,664,924/202,335,289) and ($6,637,951/212,891,322) Trust Interests at December 31, 2012 and 2011, respectively	$32.94	$31.18

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Net investment income	$150,581	$158,212	$165,579

Net investment gains (losses)
Net realized investment gains	127,560	168,290	181,371
Change in net unrealized investment gains	176,131	(3,109,519)	1,790,688

Net gains (losses)	303,691	(2,941,229)	1,972,059

Net increase (decrease) in net assets resulting from operations	$454,272	$(2,783,017)	$2,137,638

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Statements of Changes in Net Assets

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands, except Trust Interests amounts)

	2012	2011	2010
Operations
Net investment income	$150,581	$158,212	$165,579
Net realized investment gains	127,560	168,290	181,371
Change in net unrealized investment gains	176,131	(3,109,519)	1,790,688

Net increase (decrease) in net assets resulting from operations	454,272	(2,783,017)	2,137,638

Distributions to holders of Trust Interests
From net investment income	(150,581)	(158,212)	(165,579)
From net realized investment gains	(127,560)	(168,290)	(181,371)

Total distributions	(278,141)	(326,502)	(346,950)

Trust Interests transactions
Cost of Trust Interests issued	2,195	3,022	2,421
Cost of Trust Interests redeemed	(89,697)	(89,767)	(99,131)
Cost of Trust Interests withdrawn	(11,586)	(13,350)	(12,181)
Cost of Trust Interests escheated	(50,070)	(32,393)	(43,964)

Net decrease in net assets resulting from Trust Interests transactions	(149,158)	(132,488)	(152,855)

Total increase (decrease) in net assets	26,973	(3,242,007)	1,637,833
Net assets
Beginning of year	6,637,951	9,879,958	8,242,125

End of year	$6,664,924	$6,637,951	$9,879,958

Other information
Trust Interests rollforward:
Balance at January 1,	212,891,322	222,321,295	233,157,716
Trust Interests issued	65,231	79,481	60,142
Trust Interests redeemed	(6,294,540)	(6,299,413)	(6,956,541)
Trust Interests withdrawn	(813,016)	(936,871)	(854,809)
Trust Interests escheated	(3,513,708)	(2,273,170)	(3,085,213)

Balance at December 31,	202,335,289	212,891,322	222,321,295

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

Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 212,891,322 at December 31, 2011 to 202,335,289 at December 31, 2012. See “— Termination of the Trust.”

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

The Trust accounts for Trust Interests transactions as follows:

(i) Dividends distributed upon Trust Shares are recorded as both net investment income when earned and distributions to holders of Trust Interests when due;

(ii) Gains (losses) on Trust Shares withdrawn from the Trust and sold for cash through the Purchase and Sale Program are recorded as realized investment gains (losses) relating to distributions to holders of Trust Interests and represent the difference between the sales proceeds and the cost basis of such shares. The cost basis of such shares are recorded as a reduction in Trust Interests at cost and classified as Trust Interests redeemed;

MetLife Policyholder Trust

Notes to the Financial Statements — (Continued)

(iii) Deposits into the Trust of additional shares of Common Stock purchased through the Purchase and Sale Program are recorded at acquisition cost and classified as Trust Interests issued;

(iv) Withdrawals of Trust Shares are recorded as reductions in Trust Interests at cost and classified as Trust Interests withdrawn; and

(v) Escheated Trust Shares are recorded as reductions in Trust Interests at cost and classified as Trust Interests escheated.

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $43 thousand, $34 thousand and $28 thousand for out-of-pocket expenses for the years ended December 31, 2012, 2011 and 2010, respectively. MetLife, Inc. paid to the Trust’s independent auditors $66 thousand, $43 thousand and $51 thousand for audit fees for the years ended December 31, 2012, 2011 and 2010, respectively. None of the aforementioned fees and expenses are included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.

The accompanying financial statements of the Trust have been prepared in conformity with accounting principles generally accepted in the United States of America.

Termination of the Trust

The Trust will be terminated on the first to occur (each, a “Termination Event”) of (i) the 90th day after the date on which the Trustee shall have received notice from MetLife, Inc. that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock or (ii) the date on which the last Trust Share shall have been withdrawn, distributed or exchanged. The Trust may be terminated earlier upon the first to occur of any of the following (each, an “Early Termination Event”):

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

MetLife Policyholder Trust

Notes to the Financial Statements — (Continued)

Upon a Termination Event or Early Termination Event, the Trustee and the Custodian will take such actions as may be necessary to wind up the Trust and distribute its assets to the Trust Beneficiaries pro rata in accordance with their respective Trust Interests, including the distribution in book entry form to each Beneficiary, or as otherwise directed by such Beneficiary, together with the Beneficiary’s proportionate share of all unpaid distributions and dividends and interest earned thereon, if applicable. The Trust Agreement provides that MetLife, Inc. may, at its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.

Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock. See “— Common Stock Issuances.” MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.

Common Stock Issuances

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company from AIG (the “Acquisition”). In connection with the financing of the Acquisition, in August 2010, MetLife, Inc. issued 86,250,000 new shares of its Common Stock and, on the Acquisition Date, MetLife, Inc. issued to AM Holdings 78,239,712 new shares of its Common Stock and 6,857,000 shares of its Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68,570,000 shares of Common Stock (subject to anti-dilution adjustments) upon a favorable vote of MetLife, Inc.’s common stockholders. In March 2011, AM Holdings sold the 78,239,712 shares of Common Stock in a public offering concurrent with a public offering by MetLife, Inc. of 68,570,000 new shares of its Common Stock, the proceeds of which were used to repurchase and cancel all of the Convertible Preferred Stock.

Additionally, on the Acquisition Date, MetLife, Inc. issued 40,000,000 common equity units which consisted of three purchase contracts (“Series C Purchase Contracts,” “Series D Purchase Contracts” and “Series E Purchase Contracts”) obligating the holder to purchase, on each of three specified future settlement dates, a variable number of shares of Common Stock for a fixed price. In October 2012, on the first settlement date, MetLife, Inc. delivered 28,231,956 shares of newly issued Common Stock to settle the Series C Purchase Contracts. MetLife, Inc. will issue between 45.2 million and 56.5 million shares of Common Stock, subject to certain adjustments, to settle the Series D Purchase Contracts and Series E Purchase Contracts on the two remaining specified future dates expected to occur on September 11, 2013 and October 8, 2014, subject to deferral under certain circumstances.

The number of Trust Shares declined to 202,335,289 at December 31, 2012 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2012 decreased to 18.5% as a result of these withdrawals, transactions and escheatments, as well as due to the Common Stock issuances by MetLife, Inc. described above.

Equity Securities

Equity securities, which are entirely comprised of the Common Stock, are reported at their estimated fair value based on the quoted prices in active markets that are readily and regularly obtainable. As such, these securities are categorized as Level 1 in three-level fair value hierarchy in accordance with fair value measurement guidance. Unrealized investment gains and losses on securities are recorded in the statements of operations. Realized gains and losses on sales of securities are determined on a first-in first-out basis.

MetLife Policyholder Trust

Notes to the Financial Statements — (Continued)

The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “— Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” All security transactions are recorded on a trade date basis. See Note 5.

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

2. Purchase and Sale Program

Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 6,294,540, 6,299,413 and 6,956,541 were redeemed for this purpose, which generated net realized investment gains of $127,560 thousand, $168,290 thousand and $181,271 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 65,231, 79,481 and 60,142 for the years ended December 31, 2012, 2011 and 2010, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

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

MetLife Policyholder Trust

Notes to the Financial Statements — (Continued)

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

5. Subsequent Event

In January 2013, MetLife, Inc. transitioned to paying dividends on its Common Stock quarterly. On January 4, 2013, MetLife, Inc. announced a first quarter 2013 dividend on its Common Stock of $0.185 per share. The dividends were paid on March 13, 2013 to shareholders of record as of February 6, 2013. The aggregate dividend payment to Beneficiaries was $37,269 thousand.

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

The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Shareowner Services LLC. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2012 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December  31, 2012.

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

Independent Auditor’s Fees for 2012 and 2011 (1)

The following table presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2012 and 2011.

	2012	2011
Audit fees (2)	$66,120	$43,320
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

(1)	All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (the “Audit Committee”).

(2)

Fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (the “SEC”).

Approval of Fees

The Trust does not have an audit committee. The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that MetLife, Inc. expects to be performed for the fiscal year, including for the Trust, and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife, Inc.’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.

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

The financial statements are listed in the Index to Financial Statements on page 14.

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

Date: March 25, 2013

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

Exhibit No.		Description
3.1	—	MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Registration Statement on Form S-1 (File No. 333-91517) (the “S-1 Registration Statement”)).
3.2	—	Amendment to MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.62 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
4.1	—

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

4.5	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011. (Incorporated by reference to Exhibit 3.6 to the 2011 Annual Report).
4.6	—	Amended and Restated By-laws of MetLife, Inc., effective February 27, 2013. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 4, 2013).
4.7	—	Form of Certificate of Common Stock, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

E-1