Form 10-K
period 2013-12-31
METLIFE POLICYHOLDER TRUST
filed 2014-03-25
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30195
MetLife Policyholder Trust
(Exact name of registrant as specified in its charter)

Delaware	51-6516897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rodney Square North	19890
1100 North Market Street Wilmington, DE	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 19, 2014, 188,778,326 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
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
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I
Item 1.  Business.
The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc., Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Computershare Inc., the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees. See “Financial Statements and Supplementary Data” for financial information about the Trust.
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 202,335,289 at December 31, 2012 to 190,935,381 at December 31, 2013.
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
(i)from the estate of a deceased Beneficiary to one or more beneficiaries taking by operation of law or pursuant to testamentary succession;
(ii)to the spouse or issue of a Beneficiary or to an entity selected by a Beneficiary, provided that transfers to such entity are deductible for federal income, gift and estate tax purposes under §§170, 2055 and 2522 of the Internal Revenue Code of 1986, as amended, or to a trust established for the exclusive benefit of one or more of the following: (x) Beneficiaries, (y) individuals described in this clause (ii), or (z) entities described in this clause (ii);
(iii)to a trust established to hold Trust Interests on behalf of an employee benefit plan;
(iv)if the Beneficiary is not a natural person, by operation of law to the surviving entity upon the merger or consolidation of such Beneficiary into another entity, to the purchaser of substantially all the assets of such Beneficiary or to the appropriate persons upon the dissolution, termination or winding up of such Beneficiary;
(v)by operation of law as a consequence of the bankruptcy or insolvency of such Beneficiary or the granting of relief to such Beneficiary under the federal bankruptcy laws; or
(vi)from a trust holding an insurance policy or annuity contract on behalf of the insured person under such policy or contract, to those persons to whom Trust Interests are required to be so transferred pursuant to the terms of such trust.

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
A “Beneficiary Consent Matter” is a matter presented to stockholders of MetLife, Inc. concerning the following:
(i)subject to certain conditions, a contested election of directors or the removal of a director;
(ii)a merger or consolidation, a sale, lease or exchange of all or substantially all of the property or assets or a recapitalization or dissolution of MetLife, Inc., if it requires a vote of stockholders under applicable Delaware law;
(iii)any transaction that would result in an exchange or conversion of Trust Shares for cash, securities or other property; and
(iv)proposals submitted to stockholders requiring the Board of Directors to amend MetLife, Inc.’s stockholder rights plan, or redeem rights under that plan, other than a proposal with respect to which MetLife, Inc. has received advice of nationally-recognized legal counsel to the effect that the proposal is not a proper subject for stockholder action under Delaware law. MetLife, Inc. does not currently have a stockholder rights plan.
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
The Trust will be terminated on the first to occur (each, a “Termination Event”) of (i) the 90th day after the date on which the Trustee shall have received notice from MetLife, Inc. that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock; or (ii) the date on which the last Trust Share shall have been withdrawn, distributed or exchanged. The Trust may be terminated earlier upon the first to occur of any of the following (each, an “Early Termination Event”):
(i)on the 90th day after the date on which the Trustee receives written notice from MetLife, Inc., given at MetLife, Inc.’s discretion at any time, that the number of Trust Shares is 25% or less of the number of issued and outstanding shares of Common Stock;
(ii)on the date on which the Trustee receives written notice from MetLife, Inc. that the Board of Directors of MetLife, Inc. has determined, as a result of any amendment of, or change (including any announced prospective change) in the laws (or any regulations thereunder) of the United States or any State, Commonwealth or other political subdivision or authority thereof or therein, or any official administrative pronouncement or judicial decision interpreting or applying such law or regulation, or any changes in the facts or circumstances relating to the Trust, that maintaining the Trust is or is reasonably expected to become burdensome to MetLife, Inc. or the Beneficiaries;
(iii)on the date on which any rights issued under a stockholder rights plan adopted by MetLife, Inc. and held by the Trust become separately tradable from the Trust Shares to which they relate; or
(iv)on the date on which there is an entry of a final order for termination or dissolution of the Trust or similar relief by a court of competent jurisdiction.
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
On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company from AIG (the “Acquisition”). In connection with the financing of the Acquisition, in August 2010, MetLife, Inc. issued 86.3 million new shares of its Common Stock and, on the Acquisition Date, MetLife, Inc. issued to AM Holdings 78.2 million new shares of its Common Stock and 6.9 million shares of its Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68.6 million shares of Common Stock (subject to anti-dilution adjustments) upon a favorable vote of MetLife, Inc.’s common stockholders. In March 2011, AM Holdings sold the 78.2 million shares of Common Stock in a public offering concurrent with a public offering by MetLife, Inc. of 68.6 million new shares of its Common Stock, the proceeds of which were used to repurchase and cancel all of the Convertible Preferred Stock.

Additionally, on the Acquisition Date, MetLife, Inc. issued 40.0 million common equity units which consisted in part of three series of stock purchase contracts obligating the holder to purchase, on each of three future settlement dates, a variable number of shares of Common Stock for a fixed price. In September 2013 and October 2012, MetLife, Inc. issued 22.7 million and 28.2 million new shares of its Common Stock, respectively, to settle two series of the stock purchase contracts. MetLife, Inc. will issue between 22.8 million and 28.5 million shares of Common Stock, subject to certain adjustments, to settle the remaining series of stock purchase contracts, which is expected to occur on October 8, 2014, subject to deferral under certain circumstances.
The number of Trust Shares declined to 190,935,381 at December 31, 2013 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2013 decreased to 17.0% as a result of these withdrawals, transactions and escheatments, as well as due to Common Stock issuances by MetLife, Inc., including those described above.
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock. MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.
The Trust Agreement may be amended from time to time by the Trustee, the Custodian, MetLife, Inc. and Metropolitan Life, without the consent of any Beneficiary: (i) to cure any ambiguity, correct or supplement any provision therein that may be inconsistent with any other provision therein, or to make any other provision with respect to matters or questions arising under the Trust Agreement, which will not be inconsistent with the other provisions of the Trust Agreement, provided that the action does not adversely affect the Trust Interests of the Beneficiaries; (ii) to modify, eliminate or add to any provisions of the Trust Agreement to such extent as will be necessary to ensure that the Trust will be classified for United States federal income tax purposes as a grantor trust at all times or to ensure that the Trust will not be required to register as an investment company under the Investment Company Act of 1940, as amended; or (iii) to reflect the effect of a merger or consolidation in which MetLife, Inc. is not the surviving corporation and the other company into which MetLife, Inc. is merged or consolidated assumes its obligations under the Trust Agreement. The Trust Agreement may also be amended or provisions thereof waived with the consent of Beneficiaries representing more than one-half of the Trust Interests, provided that no such amendment or waiver will, without the consent of each Beneficiary affected thereby, reduce the Trust Interests or otherwise eliminate or materially postpone the right of any Beneficiary to receive dividends or other distributions or to make elections under the Purchase and Sale Program or to withdraw Trust Shares.
Beneficiaries will not have any preemptive rights with respect to the Trust Interests. There is no provision for any sinking fund with respect to the Trust Interests.
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $24 thousand, $43 thousand and $34 thousand for out-of-pocket expenses for the years ended December 31, 2013, 2012 and 2011, respectively. MetLife, Inc. paid to the Trust’s independent auditors $66 thousand, $66 thousand and $43 thousand for audit fees for the years ended December 31, 2013, 2012 and 2011, respectively. None of the aforementioned fees and expenses are included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors (the “Board”), and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board.

The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2013 and 2012:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 22, 2013 (1)	November 8, 2013	December 13, 2013	$0.275	$53
June 25, 2013 (1)	August 9, 2013	September 13, 2013	$0.275	54
April 23, 2013 (1)	May 9, 2013	June 13, 2013	$0.275	54
January 4, 2013 (1)	February 6, 2013	March 13, 2013	$0.185	37
				$198
October 23, 2012 (2)	November 9, 2012	December 14, 2012	$0.740	$151
______________

(1)	Quarterly dividend.

(2)	Annual dividend.
In January 2013, MetLife, Inc. transitioned to paying dividends on its Common Stock quarterly. See Note 5 of the Notes to the Financial Statements for information on dividends declared subsequent to December 31, 2013.
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
The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock.
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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust. See “Business.” See also “Common Stock Issuances” in Note 1 of the Notes to the Financial Statements. At March 19, 2014, the number of Trust Shares represented 16.8% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in disaster recovery systems, could result in a loss or disclosure of confidential information and could adversely impact the processing of transactions under the Purchase and Sale Program.
In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyber-attack or war, unanticipated problems with disaster recovery systems of MetLife, Inc., the Custodian or the Trustee could have a material adverse impact on the Trust’s ability to operate, particularly if those problems affect MetLife, Inc.’s, the Custodian’s or the Trustee’s computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.
The Trust depends heavily upon computer systems. Despite a variety of security measures implemented by MetLife, Inc., the Custodian and the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and their computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.
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
Item 6.  Selected Financial Data.
The following table sets forth selected financial data for the Trust. The selected financial data for the years ended December 31, 2013, 2012 and 2011 and at December 31, 2013 and 2012 has been derived from the Trust’s audited financial statements included elsewhere herein. The financial data for the years ended December 31, 2010 and 2009 and at December 31, 2011, 2010 and 2009 has been derived from the Trust’s audited financial statements not included herein. The following changes in net assets data, balance sheet data and other data have been prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Changes in Net Assets Data
Operations
Net investment income	$198,159	$150,581	$158,212	$165,579	$173,466
Net realized investment gains	268,040	127,560	168,290	181,371	90,989
Change in net unrealized investment gains	3,790,710	176,131	(3,109,519)	1,790,688	(84,321)
Net increase (decrease) in net assets resulting from operations	4,256,909	454,272	(2,783,017)	2,137,638	180,134
Distributions to holders of Trust Interests
From net investment income	(198,159)	(150,581)	(158,212)	(165,579)	(173,466)
From net realized investment gains	(268,040)	(127,560)	(168,290)	(181,371)	(90,989)
Decrease in net assets resulting from distributions	(466,199)	(278,141)	(326,502)	(346,950)	(264,455)
Trust Interests transactions
Cost of Trust Interests issued	3,049	2,195	3,022	2,421	3,040
Cost of Trust Interests redeemed	(129,376)	(89,697)	(89,767)	(99,131)	(74,055)
Cost of Trust Interests withdrawn	(19,755)	(11,586)	(13,350)	(12,181)	(13,635)
Cost of Trust Interests escheated	(14,316)	(50,070)	(32,393)	(43,964)	(50,269)
Net decrease in net assets resulting from Trust Interests transactions	(160,398)	(149,158)	(132,488)	(152,855)	(134,919)
Total increase (decrease) in net assets	3,630,312	26,973	(3,242,007)	1,637,833	(219,240)
Net assets
Beginning of year	6,664,924	6,637,951	9,879,958	8,242,125	8,461,365
End of year	$10,295,236	$6,664,924	$6,637,951	$9,879,958	$8,242,125

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands, except Trust Interest amounts)
Balance Sheet Data
Assets
Equity securities, at estimated fair value	$10,295,236	$6,664,924	$6,637,951	$9,879,958	$8,242,125
Other assets	84,699	100,196	101,717	107,260	107,073
Total assets	10,379,935	6,765,120	6,739,668	9,987,218	8,349,198
Total liabilities	84,699	100,196	101,717	107,260	107,073
Net assets	$10,295,236	$6,664,924	$6,637,951	$9,879,958	$8,242,125
Net assets consist of:
Trust Interests	$2,777,076	$2,937,474	$3,086,632	$3,219,120	$3,371,975
Net unrealized investment gains	7,518,160	3,727,450	3,551,319	6,660,838	4,870,151
Net assets available for Trust Interests outstanding	$10,295,236	$6,664,924	$6,637,951	$9,879,958	$8,242,125

	At December 31,
	2013	2012	2011	2010	2009
Other Data
Trust Interests rollforward:
Balance at January 1,	202,335,289	212,891,322	222,321,295	233,157,716	242,724,190
Trust Interests issued	70,001	65,231	79,481	60,142	114,850
Trust Interests redeemed	(9,078,999)	(6,294,540)	(6,299,413)	(6,956,541)	(5,196,811)
Trust Interests withdrawn	(1,386,290)	(813,016)	(936,871)	(854,809)	(956,855)
Trust Interests escheated	(1,004,620)	(3,513,708)	(2,273,170)	(3,085,213)	(3,527,658)
Balance at December 31,	190,935,381	202,335,289	212,891,322	222,321,295	233,157,716

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
Executive Summary
The Trust was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc., Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Computershare Inc., the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the shares of common stock of MetLife, Inc. issued to the Trust for the benefit of certain eligible policyholders of Metropolitan Life under the Plan and the Trust Agreement (the “Trust Shares”) and certain closely related activities, such as distributing cash dividends.
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
The number of Trust Interests outstanding at December 31, 2013 and 2012 was 190,935,381 and 202,335,289, respectively. The decrease of 11,399,908 in the number of Trust Interests is primarily attributable to net Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares and will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations
Discussion of Results
Year ended December 31, 2013 compared with the year ended December 31, 2012
Net assets in the Trust increased $3.6 billion, or 54%, to $10.3 billion at December 31, 2013 from $6.7 billion at December 31, 2012. This increase is primarily due to an increase in net unrealized investment gains on the Trust Shares, partially offset by (i) net activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”); (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $3.8 billion from the prior year. A net reduction of 11,399,908 Trust Interests resulted from a net decrease of 9,008,998 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, a decrease of 1,386,290 Trust Interests due to withdrawals by Beneficiaries from the Trust, and a decrease of 1,004,620 Trust Interests due to escheatment of Trust Shares. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2013 of $126 million, $20 million and $14 million, respectively. Net investment income of $198 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $268 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
Year ended December 31, 2012 compared with the year ended December 31, 2011
Net assets in the Trust increased $27 million, or less than 1%, to $6,665 million at December 31, 2012 from $6,638 million at December 31, 2011. This increase is primarily due to a change in net unrealized investment gains on the Trust Shares, partially offset by (i) net activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”); (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $176 million from the prior year. A net reduction of 10,556,033 Trust Interests resulted from a net decrease of 6,229,309 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, a decrease of 813,016 Trust Interests due to withdrawals by Beneficiaries from the Trust, and a decrease of 3,513,708 Trust Interests due to escheatment of Trust Shares. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2012 of $88 million, $12 million and $50 million, respectively. Net investment income of $151 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $128 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
Subsequent Event
See Note 5 of the Notes to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2013 and 2012, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 25, 2014

MetLife Policyholder Trust

Statements of Assets and Liabilities
December 31, 2013 and 2012

(In thousands, except Trust Interests and per Trust Interest amounts)

	2013	2012
Assets
Equity securities, at estimated fair value (cost: $2,777,076 and $2,937,474, respectively)	$10,295,236	$6,664,924
Cash	43	48
Receivable for equity securities sold	4,208	3,709
Dividends receivable from MetLife, Inc.	80,448	96,439
Total assets	10,379,935	6,765,120
Liabilities
Payable for equity securities purchased	43	48
Payable for Trust Interests redeemed	4,208	3,709
Dividends payable to Trust Beneficiaries	80,448	96,439
Total liabilities	84,699	100,196
Net assets	$10,295,236	$6,664,924
Net assets consist of:
Trust Interests	$2,777,076	$2,937,474
Net unrealized investment gains	7,518,160	3,727,450
Net assets available for Trust Interests outstanding	$10,295,236	$6,664,924
Net asset value per Trust Interest of ($10,295,236/190,935,381) and ($6,664,924/202,335,289) at December 31, 2013 and 2012, respectively	$53.92	$32.94

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Net investment income	$198,159	$150,581	$158,212
Net investment gains (losses):
Net realized investment gains	268,040	127,560	168,290
Change in net unrealized investment gains	3,790,710	176,131	(3,109,519)
Total net investment gains (losses)	4,058,750	303,691	(2,941,229)
Net increase (decrease) in net assets resulting from operations	$4,256,909	$454,272	$(2,783,017)

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Statements of Changes in Net Assets
For the Years Ended December 31, 2013, 2012 and 2011

(In thousands, except Trust Interests amounts)

	2013	2012	2011
Operations
Net investment income	$198,159	$150,581	$158,212
Net realized investment gains	268,040	127,560	168,290
Change in net unrealized investment gains	3,790,710	176,131	(3,109,519)
Net increase (decrease) in net assets resulting from operations	4,256,909	454,272	(2,783,017)
Distributions to holders of Trust Interests
From net investment income	(198,159)	(150,581)	(158,212)
From net realized investment gains	(268,040)	(127,560)	(168,290)
Decrease in net assets resulting from distributions	(466,199)	(278,141)	(326,502)
Trust Interests transactions
Cost of Trust Interests issued	3,049	2,195	3,022
Cost of Trust Interests redeemed	(129,376)	(89,697)	(89,767)
Cost of Trust Interests withdrawn	(19,755)	(11,586)	(13,350)
Cost of Trust Interests escheated	(14,316)	(50,070)	(32,393)
Net decrease in net assets resulting from Trust Interests transactions	(160,398)	(149,158)	(132,488)
Total increase (decrease) in net assets	3,630,312	26,973	(3,242,007)
Net assets
Beginning of year	6,664,924	6,637,951	9,879,958
End of year	$10,295,236	$6,664,924	$6,637,951
Other information
Trust Interests rollforward:
Balance at January 1,	202,335,289	212,891,322	222,321,295
Trust Interests issued	70,001	65,231	79,481
Trust Interests redeemed	(9,078,999)	(6,294,540)	(6,299,413)
Trust Interests withdrawn	(1,386,290)	(813,016)	(936,871)
Trust Interests escheated	(1,004,620)	(3,513,708)	(2,273,170)
Balance at December 31,	190,935,381	202,335,289	212,891,322

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Notes to the Financial Statements

1. Significant Accounting Policies
Description of the Trust
The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc., Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Computershare Inc., the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends. The Trust has no employees.
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 202,335,289 at December 31, 2012 to 190,935,381 at December 31, 2013. See “— Termination of the Trust.”
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
The Trust accounts for Trust Interests transactions as follows:
(i)Dividends distributed upon Trust Shares are recorded as both net investment income when earned and distributions to holders of Trust Interests when due;
(ii)Gains (losses) on Trust Shares withdrawn from the Trust and sold for cash through the Purchase and Sale Program are recorded as net realized investment gains (losses) relating to distributions to holders of Trust Interests and represent the difference between the sales proceeds and the cost basis of such shares. The cost basis of such shares are recorded as a reduction in Trust Interests at cost and classified as Trust Interests redeemed;
(iii)Deposits into the Trust of additional shares of Common Stock purchased through the Purchase and Sale Program are recorded at acquisition cost and classified as Trust Interests issued;
(iv)Withdrawals of Trust Shares are recorded as reductions in Trust Interests at cost and classified as Trust Interests withdrawn; and
(v)Escheatment of unclaimed Trust Shares is recorded as a reduction in Trust Interests at cost and classified as Trust Interests escheated.
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $24 thousand, $43 thousand and $34 thousand for out-of-pocket expenses for the years ended December 31, 2013, 2012 and 2011, respectively. MetLife, Inc. paid to the Trust’s independent auditors $66 thousand, $66 thousand and $43 thousand for audit fees for the years ended December 31, 2013, 2012 and 2011, respectively. None of the aforementioned fees and expenses are included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.

Metlife Policyholder Trust
Notes to the Financial Statements — (Continued)

The accompanying financial statements of the Trust have been prepared in conformity with accounting principles generally accepted in the United States of America.
Termination of the Trust
The Trust will be terminated on the first to occur (each, a “Termination Event”) of (i) the 90th day after the date on which the Trustee shall have received notice from MetLife, Inc. that the number of Trust Shares held by the Trust is equal to 10% or less of the number of issued and outstanding shares of Common Stock; or (ii) the date on which the last Trust Share shall have been withdrawn, distributed or exchanged. The Trust may be terminated earlier upon the first to occur of any of the following (each, an “Early Termination Event”):
(i)on the 90th day after the date on which the Trustee receives written notice from MetLife, Inc., given at MetLife, Inc.’s discretion at any time, that the number of Trust Shares is 25% or less of the number of issued and outstanding shares of Common Stock;
(ii)on the date on which the Trustee receives written notice from MetLife, Inc. that the Board of Directors of MetLife, Inc. has determined, as a result of any amendment of, or change (including any announced prospective change) in the laws (or any regulations thereunder) of the United States or any State, Commonwealth or other political subdivision or authority thereof or therein, or any official administrative pronouncement or judicial decision interpreting or applying such law or regulation, or any changes in the facts or circumstances relating to the Trust, that maintaining the Trust is or is reasonably expected to become burdensome to MetLife, Inc. or the Beneficiaries;
(iii)on the date on which any rights issued under a stockholder rights plan adopted by MetLife, Inc. and held by the Trust become separately tradable from the Trust Shares to which they relate; or
(iv)on the date on which there is an entry of a final order for termination or dissolution of the Trust or similar relief by a court of competent jurisdiction.
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
Common Stock Issuances
On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company from AIG (the “Acquisition”). In connection with the financing of the Acquisition, in August 2010, MetLife, Inc. issued 86.3 million new shares of its Common Stock and, on the Acquisition Date, MetLife, Inc. issued to AM Holdings 78.2 million new shares of its Common Stock and 6.9 million shares of its Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68.6 million shares of Common Stock (subject to anti-dilution adjustments) upon a favorable vote of MetLife, Inc.’s common stockholders. In March 2011, AM Holdings sold the 78.2 million shares of Common Stock in a public offering concurrent with a public offering by MetLife, Inc. of 68.6 million new shares of its Common Stock, the proceeds of which were used to repurchase and cancel all of the Convertible Preferred Stock.

Metlife Policyholder Trust
Notes to the Financial Statements — (Continued)

Additionally, on the Acquisition Date, MetLife, Inc. issued 40.0 million common equity units which consisted in part of three series of stock purchase contracts obligating the holder to purchase, on each of three future settlement dates, a variable number of shares of Common Stock for a fixed price. In September 2013 and October 2012, MetLife, Inc. issued 22.7 million and 28.2 million new shares of its Common Stock, respectively, to settle two series of the stock purchase contracts. MetLife, Inc. will issue between 22.8 million and 28.5 million shares of Common Stock, subject to certain adjustments, to settle the remaining series of stock purchase contracts, which is expected to occur on October 8, 2014, subject to deferral under certain circumstances.
The number of Trust Shares declined to 190,935,381 at December 31, 2013 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2013 decreased to 17.0% as a result of these withdrawals, transactions and escheatments, as well as due to Common Stock issuances by MetLife, Inc., including those described above.
Equity Securities
Equity securities, which are entirely comprised of the Common Stock, are reported at their estimated fair value based on the quoted prices in active markets that are readily and regularly obtainable. As such, these securities are categorized as Level 1 in three-level fair value hierarchy in accordance with fair value measurement guidance. Unrealized investment gains and losses on securities are recorded in the statements of operations and statements of changes in net assets. Realized gains and losses on sales of securities are determined on a first-in first-out basis.
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “—Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” All security transactions are recorded on a trade date basis. See Note 5.
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
Income Tax
As a qualified regulated trust, the Trust is not subject to income taxes to the extent that it distributes substantially all of its taxable income during each fiscal year.
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 9,078,999, 6,294,540 and 6,299,413 were redeemed for this purpose, which generated net realized investment gains of $268,040 thousand, $127,560 thousand and $168,290 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 70,001, 65,231 and 79,481 for the years ended December 31, 2013, 2012 and 2011, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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

Metlife Policyholder Trust
Notes to the Financial Statements — (Continued)

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
5. Subsequent Event
On January 6, 2014, MetLife, Inc. announced a first quarter 2014 dividend on its Common Stock of $0.275 per share. The dividends were paid on March 13, 2014 to shareholders of record as of February 6, 2014. The aggregate dividend payment to Beneficiaries was $52,286 thousand.

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
The Trustee and Mr. Feil, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2013 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting at December 31, 2013.
Item 9B.  Other Information.
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance.
There are no directors, executive officers or employees of the Trust. The Trustee of the Trust is Wilmington Trust Company. The Custodian of the Trust is Computershare Inc.
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
Item 14.  Principal Accountant Fees and Services.
Pursuant to the Trust Agreement, the independent auditor of MetLife, Inc. serves as the independent auditor of the Trust. Deloitte & Touche LLP (“Deloitte”), MetLife, Inc.’s independent auditor, has served as the independent auditor of the Trust since its inception. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB. Its knowledge of the Trust has enabled it to carry out its audits of the Trust’s financial statements with effectiveness and efficiency.
Independent Auditor’s Fees for 2013 and 2012
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2013 and 2012. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (the “Audit Committee”).

	2013	2012
Audit fees (1)	$66,120	$66,120
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
 ____________

(1)
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
The Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
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
Name: Joseph B. Feil
Title: Vice President

Date: March 25, 2014

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the MetLife Policyholder Trust or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the MetLife Policyholder Trust may be found elsewhere in this Annual Report on Form 10-K and its other public filings, which are available without charge through the SEC’s website at www.sec.gov.).

Exhibit No.	Description
3.1	MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Registration Statement on Form S-1 (File No. 333-91517) (the “S-1 Registration Statement”)).

3.2	Amendment to MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.62 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

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

4.4
Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).

4.5
Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005. (Incorporated by reference to Exhibit 3.4 to the 2011 Annual Report).

4.6
Form of Stock Certificate, 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).

4.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011. (Incorporated by reference to Exhibit 3.6 to the 2011 Annual Report).

4.8
Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013. (Incorporated by reference to Exhibit 3.6 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

4.9	Amended and Restated By-laws of MetLife, Inc., effective February 27, 2013. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 4, 2013).

4.10	Form of Certificate of Common Stock, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1