Form 10-K
period 2014-12-31
METLIFE POLICYHOLDER TRUST
filed 2015-03-25
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 19, 2015, 178,557,513 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 190,935,381 at December 31, 2013 to 180,481,253 at December 31, 2014.
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
As a general rule, Beneficiaries are prohibited from selling, assigning, transferring, encumbering or granting any option or any other interest in their Trust Interests; however, Trust Interests may be transferred in certain limited circumstances. See “Risk Factors — There is no existing trading market for the Trust Interests and Beneficiaries may transfer their Trust Interests only in limited circumstances.”
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
In August 2010, in connection with the acquisition of American Life Insurance Company and Delaware American Life Insurance Company, MetLife, Inc. issued 86.3 million shares of Common Stock and, in November 2010, MetLife, Inc. issued 40.0 million common equity units which consisted, in part, of three series of stock purchase contracts obligating the holders to purchase, on each of three future settlement dates, a variable number of shares of Common Stock for a fixed price. In October 2014, September 2013 and October 2012, MetLife, Inc. issued 22.9 million, 22.7 million and 28.2 million new shares of its Common Stock, respectively, to settle the three series of the stock purchase contracts. No additional shares of Common Stock are issuable by MetLife, Inc. pursuant to these stock purchase contracts.
The number of Trust Shares declined to 180,481,253 at December 31, 2014 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2014 decreased to 15.9% as a result of these withdrawals, transactions and escheatments, as well as due to Common Stock issuances by MetLife, Inc., including those described above, partially offset by the Common Stock repurchases by MetLife, Inc. discussed further below.
During the year ended December 31, 2014, MetLife, Inc. repurchased 18,876,363 shares of Common Stock in the open market for $1.0 billion under its existing repurchase authorizations. MetLife, Inc. did not repurchase any shares of Common Stock during the years ended December 31, 2013 or 2012. In December 2014, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion of Common Stock repurchases. MetLife, Inc. made no purchases under that authorization in 2014 and, at December 31, 2014, an aggregate of $1.3 billion remained unutilized under the December 2014 and prior authorizations. See “Common Stock Repurchase Authorizations” in Note 1 of the Notes to the Financial Statements. See also Note 5 of the Notes to the Financial Statements for information regarding repurchases of Common Stock by MetLife, Inc. subsequent to December 31, 2014.
Future Common Stock repurchases by MetLife, Inc. will be dependent upon several factors, including MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s Common Stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.

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
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $17 thousand, $24 thousand and $43 thousand for out-of-pocket expenses for the years ended December 31, 2014, 2013 and 2012, respectively. MetLife, Inc. paid to the Trust’s independent auditors $66 thousand for audit fees for each of the years ended December 31, 2014, 2013 and 2012. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors (the “Board”), and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. In addition, the payment of dividends on MetLife, Inc.’s Common Stock, and MetLife, Inc.’s ability to repurchase its Common Stock, may be subject to restrictions arising out of (i) regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York as a result of the designation on December 18, 2014 of MetLife, Inc. by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), and (ii) restrictions under the terms of MetLife, Inc.’s preferred stock and junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress. On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI.
In February 2014, the Federal Reserve Board implemented certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more and indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. Enhanced prudential and capital standards imposed on MetLife, Inc. as a non-bank SIFI could adversely affect its ability to (i) pay dividends to its stockholders (and therefore the Trust’s ability to pay distributions to Beneficiaries), (ii) repurchase Common Stock (which could affect the percentage of issued and outstanding shares of Common Stock that are Trust Shares) or its other securities, or (iii) engage in other transactions that could affect its capital. MetLife, Inc. has also been designated as a global systemically important insurer by the Financial Stability Board. As such, it could be subject to enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not so designated. These policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. is uncertain.

The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2014 and 2013:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 28, 2014	November 7, 2014	December 12, 2014	$0.350	$64
July 7, 2014	August 8, 2014	September 12, 2014	$0.350	65
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	65
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	52
				$246

October 22, 2013	November 8, 2013	December 13, 2013	$0.275	$53
June 25, 2013	August 9, 2013	September 13, 2013	$0.275	54
April 23, 2013	May 9, 2013	June 13, 2013	$0.275	54
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	37
				$198

The Beneficiaries of the Trust are directed to MetLife, Inc.’s Annual Report to Shareholders and the filings of MetLife, Inc. under the Securities Exchange Act of 1934 (the “Exchange Act”) for information regarding MetLife, Inc., including additional information regarding restrictions on MetLife, Inc.’s ability to pay dividends on and repurchase its Common Stock. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of MetLife, Inc. The Trustee relies on receiving information, reports and representations from MetLife, Inc. and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.
Item 1A.  Risk Factors.
The Trust has limited resources and is dependent upon MetLife, Inc.
The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2014 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock.
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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. See “Business.” See also “Common Stock Issuances” in Note 1 of the Notes to the Financial Statements. At March 19, 2015, the number of Trust Shares represented 16.0% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
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
Item 6.  Selected Financial Data.
The following table sets forth selected financial data for the Trust. The selected financial data for the years ended December 31, 2014, 2013 and 2012 and at December 31, 2014 and 2013 has been derived from the Trust’s audited financial statements included elsewhere herein. The financial data for the years ended December 31, 2011 and 2010 and at December 31, 2012, 2011 and 2010 has been derived from the Trust’s audited financial statements not included herein. The following changes in net assets data, balance sheet data and other data have been prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Changes in Net Assets Data
Operations
Net investment income	$245,994	$198,159	$150,581	$158,212	$165,579
Net realized investment gains	274,104	268,040	127,560	168,290	181,371
Change in net unrealized investment gains	(386,856)	3,790,710	176,131	(3,109,519)	1,790,688
Net increase (decrease) in net assets resulting from operations	133,242	4,256,909	454,272	(2,783,017)	2,137,638
Distributions to holders of Trust Interests
From net investment income	(245,994)	(198,159)	(150,581)	(158,212)	(165,579)
From net realized investment gains	(274,104)	(268,040)	(127,560)	(168,290)	(181,371)
Decrease in net assets resulting from distributions	(520,098)	(466,199)	(278,141)	(326,502)	(346,950)
Trust Interests transactions
Cost of Trust Interests issued	3,862	3,049	2,195	3,022	2,421
Cost of Trust Interests redeemed	(100,669)	(129,376)	(89,697)	(89,767)	(99,131)
Cost of Trust Interests withdrawn	(20,653)	(19,755)	(11,586)	(13,350)	(12,181)
Cost of Trust Interests escheated	(28,689)	(14,316)	(50,070)	(32,393)	(43,964)
Net decrease in net assets resulting from Trust Interests transactions	(146,149)	(160,398)	(149,158)	(132,488)	(152,855)
Total increase (decrease) in net assets	(533,005)	3,630,312	26,973	(3,242,007)	1,637,833
Net assets
Beginning of year	10,295,236	6,664,924	6,637,951	9,879,958	8,242,125
End of year	$9,762,231	$10,295,236	$6,664,924	$6,637,951	$9,879,958

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data
Assets
Equity securities, at estimated fair value	$9,762,231	$10,295,236	$6,664,924	$6,637,951	$9,879,958
Other assets	90,837	84,699	100,196	101,717	107,260
Total assets	9,853,068	10,379,935	6,765,120	6,739,668	9,987,218
Total liabilities	90,837	84,699	100,196	101,717	107,260
Net assets	$9,762,231	$10,295,236	$6,664,924	$6,637,951	$9,879,958
Net assets consist of:
Trust Interests	$2,630,927	$2,777,076	$2,937,474	$3,086,632	$3,219,120
Net unrealized investment gains	7,131,304	7,518,160	3,727,450	3,551,319	6,660,838
Net assets available for Trust Interests outstanding	$9,762,231	$10,295,236	$6,664,924	$6,637,951	$9,879,958

	At December 31,
	2014	2013	2012	2011	2010
Other Data
Trust Interests rollforward:
Balance at January 1,	190,935,381	202,335,289	212,891,322	222,321,295	233,157,716
Trust Interests issued	73,014	70,001	65,231	79,481	60,142
Trust Interests redeemed	(7,064,546)	(9,078,999)	(6,294,540)	(6,299,413)	(6,956,541)
Trust Interests withdrawn	(1,449,324)	(1,386,290)	(813,016)	(936,871)	(854,809)
Trust Interests escheated	(2,013,272)	(1,004,620)	(3,513,708)	(2,273,170)	(3,085,213)
Balance at December 31,	180,481,253	190,935,381	202,335,289	212,891,322	222,321,295

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
The number of Trust Interests outstanding at December 31, 2014 and 2013 was 180,481,253 and 190,935,381, respectively. The decrease of 10,454,128 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations
Discussion of Results
Year ended December 31, 2014 compared with the year ended December 31, 2013
Net assets in the Trust decreased $533 million, or 5%, to $9.8 billion at December 31, 2014 from $10.3 billion at December 31, 2013. This decrease is primarily due to a decrease in net unrealized investment gains on the Trust Shares, as well as (i) net activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”); (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $387 million from the prior year. A net reduction of 10,454,128 Trust Interests resulted from a net decrease of 6,991,532 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, a decrease of 1,449,324 Trust Interests due to withdrawals by Beneficiaries from the Trust, and a decrease of 2,013,272 Trust Interests due to escheatment of Trust Shares. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2014 of $96 million, $21 million and $29 million, respectively. Net investment income of $246 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $274 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
Year ended December 31, 2013 compared with the year ended December 31, 2012
Net assets in the Trust increased $3.6 billion, or 54%, to $10.3 billion at December 31, 2013 from $6.7 billion at December 31, 2012. This increase is primarily due to an increase in net unrealized investment gains on the Trust Shares, partially offset by (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $3.8 billion from the prior year. A net reduction of 11,399,908 Trust Interests resulted from a net decrease of 9,008,998 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, a decrease of 1,386,290 Trust Interests due to withdrawals by Beneficiaries from the Trust, and a decrease of 1,004,620 Trust Interests due to escheatment of Trust Shares. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2013 of $126 million, $20 million and $14 million, respectively. Net investment income of $198 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $268 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
Subsequent Events
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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2014 and 2013, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2014 and 2013, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 25, 2015

MetLife Policyholder Trust

Statements of Assets and Liabilities
December 31, 2014 and 2013

(In thousands, except Trust Interests and per Trust Interest amounts)

	2014	2013
Assets
Equity securities, at estimated fair value (cost: $2,630,927 and $2,777,076 at December 31, 2014 and 2013, respectively)	$9,762,231	$10,295,236
Cash	47	43
Receivable for equity securities sold	4,230	4,208
Dividends receivable from MetLife, Inc.	86,560	80,448
Total assets	9,853,068	10,379,935
Liabilities
Payable for equity securities purchased	47	43
Payable for Trust Interests redeemed	4,230	4,208
Dividends payable to Trust Beneficiaries	86,560	80,448
Total liabilities	90,837	84,699
Net assets	$9,762,231	$10,295,236
Net assets consist of:
Trust Interests	$2,630,927	$2,777,076
Net unrealized investment gains	7,131,304	7,518,160
Net assets available for Trust Interests outstanding	$9,762,231	$10,295,236
Net asset value per Trust Interest of ($9,762,231/180,481,253) and ($10,295,236/190,935,381) at December 31, 2014 and 2013, respectively	$54.09	$53.92

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Net investment income	$245,994	$198,159	$150,581
Net investment gains (losses):
Net realized investment gains	274,104	268,040	127,560
Change in net unrealized investment gains	(386,856)	3,790,710	176,131
Total net investment gains (losses)	(112,752)	4,058,750	303,691
Net increase in net assets resulting from operations	$133,242	$4,256,909	$454,272

See accompanying notes to the financial statements.

MetLife Policyholder Trust

Statements of Changes in Net Assets
For the Years Ended December 31, 2014, 2013 and 2012

(In thousands, except Trust Interests amounts)

	2014	2013	2012
Operations
Net investment income	$245,994	$198,159	$150,581
Net realized investment gains	274,104	268,040	127,560
Change in net unrealized investment gains	(386,856)	3,790,710	176,131
Net increase in net assets resulting from operations	133,242	4,256,909	454,272
Distributions to holders of Trust Interests
From net investment income	(245,994)	(198,159)	(150,581)
From net realized investment gains	(274,104)	(268,040)	(127,560)
Decrease in net assets resulting from distributions	(520,098)	(466,199)	(278,141)
Trust Interests transactions
Cost of Trust Interests issued	3,862	3,049	2,195
Cost of Trust Interests redeemed	(100,669)	(129,376)	(89,697)
Cost of Trust Interests withdrawn	(20,653)	(19,755)	(11,586)
Cost of Trust Interests escheated	(28,689)	(14,316)	(50,070)
Net decrease in net assets resulting from Trust Interests transactions	(146,149)	(160,398)	(149,158)
Total increase (decrease) in net assets	(533,005)	3,630,312	26,973
Net assets
Beginning of year	10,295,236	6,664,924	6,637,951
End of year	$9,762,231	$10,295,236	$6,664,924
Other information
Trust Interests rollforward:
Balance at January 1,	190,935,381	202,335,289	212,891,322
Trust Interests issued	73,014	70,001	65,231
Trust Interests redeemed	(7,064,546)	(9,078,999)	(6,294,540)
Trust Interests withdrawn	(1,449,324)	(1,386,290)	(813,016)
Trust Interests escheated	(2,013,272)	(1,004,620)	(3,513,708)
Balance at December 31,	180,481,253	190,935,381	202,335,289

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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 190,935,381 at December 31, 2013 to 180,481,253 at December 31, 2014. See “— Termination of the Trust.”
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

(iii)	Deposits into the Trust of additional shares of Common Stock purchased through the Purchase and Sale Program are recorded at acquisition cost and classified as Trust Interests issued;

(iv)	Withdrawals of Trust Shares are recorded as reductions in Trust Interests at cost and classified as Trust Interests withdrawn; and

(v)	Escheatment of unclaimed Trust Shares is recorded as a reduction in Trust Interests at cost and classified as Trust Interests escheated.
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $17 thousand, $24 thousand and $43 thousand for out-of-pocket expenses for the years ended December 31, 2014, 2013 and 2012, respectively. MetLife, Inc. paid to the Trust’s independent auditors $66 thousand for audit fees for each of the years ended December 31, 2014, 2013 and 2012. None of the aforementioned fees and expenses are included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.

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
Common Stock Issuances
In November 2010, in connection with the financing of the acquisition of American Life Insurance Company and Delaware American Life Insurance Company, MetLife, Inc. issued 40.0 million common equity units which consisted, in part, of three series of stock purchase contracts obligating the holders to purchase, on each of three future settlement dates, a variable number of shares of Common Stock for a fixed price. In October 2014, September 2013 and October 2012, MetLife, Inc. issued 22.9 million, 22.7 million and 28.2 million new shares of its Common Stock, respectively, to settle the three series of the stock purchase contracts. No additional shares of Common Stock are issuable by MetLife, Inc. pursuant to these stock purchase contracts.
The number of Trust Shares declined to 180,481,253 at December 31, 2014 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2014 decreased to 15.9% as a result of these withdrawals, transactions and escheatments, as well as due to Common Stock issuances by MetLife, Inc., including those described above, partially offset by the Common Stock repurchases by MetLife, Inc. discussed in “— Common Stock Repurchase Authorizations” below.

MetLife Policyholder Trust
Notes to the Financial Statements — (Continued)

Common Stock Repurchase Authorizations
In December 2014, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion of Common Stock repurchases, which began in January 2015, after the completion of repurchases under prior authorizations. During the year ended December 31, 2014, 18,876,363 shares of Common Stock were repurchased under these prior repurchase authorizations for $1.0 billion. No shares of Common Stock were repurchased by MetLife, Inc. during the years ended December 31, 2013 and 2012. At December 31, 2014, MetLife, Inc. had $1.3 billion remaining under its Common Stock repurchase authorizations.
See Note 5 for information regarding repurchases of Common Stock subsequent to December 31, 2014.
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of transactions meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Future Common Stock repurchases will be dependent upon several factors, including MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “— Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” All security transactions are recorded on a trade date basis. See Note 5 for information on Common Stock dividends declared and paid subsequent to December 31, 2014.
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
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 7,064,546, 9,078,999 and 6,294,540 were redeemed for this purpose, which generated net realized investment gains of $274,104 thousand, $268,040 thousand and $127,560 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 73,014, 70,001 and 65,231 for the years ended December 31, 2014, 2013 and 2012, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.

MetLife Policyholder Trust
Notes to the Financial Statements — (Continued)

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
5. Subsequent Events
Common Stock Repurchases
In 2015, through February 23, 2015, MetLife, Inc. repurchased 15,081,322 shares of its Common Stock in the open market for $739 million. As of February 23, 2015, $522 million remained under MetLife, Inc.’s repurchase authorizations.

Common Stock Dividends
On January 6, 2015, MetLife, Inc.’s Board of Directors declared a first quarter 2015 Common Stock dividend of $0.350 per share. The dividends were paid on March 13, 2015 to shareholders of record as of February 6, 2015. The aggregate dividend payment to Beneficiaries was $62,958 thousand.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
The Trustee, with the participation of Beth Andrews, Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, Ms. Andrews has concluded that these disclosure controls and procedures are effective.
The Trustee and Ms. Andrews, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2014 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting at December 31, 2014.
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
Independent Auditor’s Fees for 2014 and 2013
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2014 and 2013. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (the “Audit Committee”).

	2014	2013
Audit fees (1)	$66,120	$66,120
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
 ____________

(1)
Fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the SEC.

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

METLIFE POLICYHOLDER TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely as trustee for the Trust

By:	/s/ Beth Andrews
Name: Beth Andrews
Title: Vice President

Date: March 25, 2015

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