Form 10-K
period 2015-12-31
METLIFE POLICYHOLDER TRUST
filed 2016-03-23
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 18, 2016, 169,684,945 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of the MetLife Policyholder Trust (the “Trust”). These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) dependence upon MetLife, Inc. for the value of the Trust Shares (as defined herein); (ii) limited rights of Beneficiaries (as defined herein), including with respect to voting power over the Trust Shares; (iii) no existing trading market for the Trust Interests (as defined herein) and limited ability of Beneficiaries to transfer such Trust Interests; (iv) termination of the Trust at the discretion of MetLife, Inc., or otherwise pursuant to the terms of the Trust Agreement (as defined herein); (v) a failure in cyber- or other information security systems, as well as loss or disclosure of confidential information and adverse impact on the processing of transactions under the Purchase and Sale Program (as defined herein) as a result of events unanticipated in disaster recovery systems; (vi) MetLife, Inc.’s ability to address difficulties or rating agency actions arising from dispositions of businesses via sale, initial public offering, spin-off or otherwise, (vii) adverse results or other consequences from litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries; and (viii) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the SEC.
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
Item 1.  Business
Overview
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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 180,481,253 at December 31, 2014 to 170,988,137 at December 31, 2015.
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
Distributions to Trust Beneficiaries
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by MetLife, Inc. to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having, at the time of the investment, a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by MetLife, Inc. to its stockholders will be held and distributed by the Trustee to the Custodian and by the Custodian to the Beneficiaries in proportion to their Trust Interests.

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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock. See “ — Common Stock Transactions” and “Risk Factors — The Trust is terminable at any time at the discretion of MetLife, Inc.” MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.
Common Stock Transactions
The number of Trust Shares declined to 170,988,137 at December 31, 2015 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2015 decreased to 15.6% as a result of these withdrawals, transactions and escheatments, as well as due to Common Stock issuances by MetLife, Inc., partially offset by the Common Stock repurchases by MetLife, Inc. discussed further below. See Note 1 to the Financial Statements for further information regarding Common Stock issuances.
On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of Common Stock repurchases in addition to previously authorized repurchases and, on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its Common Stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations as of such date to $1.0 billion. During the years ended December 31, 2015 and 2014, MetLife, Inc. repurchased 39,491,991 shares and 18,876,363 shares of Common Stock in the open market for $1.9 billion and $1.0 billion, respectively, under its existing repurchase authorizations. MetLife, Inc. did not repurchase any shares of Common Stock during the year ended December 31, 2013. In October 2015, MetLife, Inc. completed all repurchases under the December 2014 authorization. At December 31, 2015, MetLife, Inc. had $70 million remaining under the September 2015 authorization. In January 2016, MetLife, Inc. completed all remaining repurchases under the September 2015 authorization. See Notes 1 and 5 of the Notes to the Financial Statements.

Common Stock repurchases by MetLife, Inc. are dependent upon several factors, including MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s Common Stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Amendments, Preemptive Rights and Expenses
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
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $23 thousand, $17 thousand and $24 thousand for out-of-pocket expenses for the years ended December 31, 2015, 2014 and 2013, respectively. MetLife, Inc. paid to the Trust’s independent auditors $68 thousand, $66 thousand and $66 thousand for audit fees for the years ended December 31, 2015, 2014 and 2013, respectively. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
Designation of MetLife, Inc. as a Non-Bank SIFI and Other Significant Events
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The court held oral argument on the parties’ cross motions for summary judgment on February 10, 2016.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). MetLife, Inc. is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. Furthermore, there can be no assurance that the new company that would be created in connection with the Separation will not be designated by the FSOC as a non-bank SIFI or that any actions taken in furtherance of this plan will cause the FSOC to revoke its designation of MetLife, Inc. as a non-bank SIFI.

On February 28, 2016, MetLife entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife, Inc.’s U.S. Retail advisor force, the MetLife Premier Client Group, together with its affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc., and certain related assets. As part of the transaction, MetLife and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transaction is subject to certain closing conditions, including regulatory approval.
Restrictions on Payment of Dividends to Trust Beneficiaries
The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by MetLife, Inc.’s Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s Common Stock, and MetLife, Inc.’s ability to repurchase its Common Stock, may be subject to restrictions arising out of (i) regulation by the Federal Reserve as a result of MetLife, Inc.’s designation as a non-bank SIFI, and (ii) restrictions under the terms of MetLife, Inc.’s preferred stock and junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress.
The Federal Reserve Board is required under the Dodd-Frank Wall Street Reform and Consumer Protection Act to adopt enhanced prudential standards, including heightened capital and stress testing requirements, for non-bank SIFIs. Under such stress testing requirements, MetLife, Inc.’s ability to pay dividends and repurchase stock will be dependent on demonstrating the robustness of its capital planning and projection processes, as well as its ability to maintain its capital levels above regulatory minimum levels under stress scenarios. While these stress testing requirements have been adopted, they will not be effective until rules relating to capital requirements are implemented. Although the Federal Reserve Board has indicated that it intends to apply enhanced prudential standards to non-bank SIFIs by rule or order, it has not yet done so. Therefore, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear.
Enhanced prudential and capital standards imposed on MetLife, Inc. as a non-bank SIFI could adversely affect its ability to (i) pay dividends to its stockholders (and therefore the Trust’s ability to pay distributions to Beneficiaries), (ii) repurchase Common Stock (which could affect the percentage of issued and outstanding shares of Common Stock that are Trust Shares) or its other securities, or (iii) engage in other transactions that could affect its capital. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. MetLife, Inc. has also been designated as a global systemically important insurer by the Financial Stability Board. As such, it could be subject to enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not so designated. These policy proposals would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. is uncertain.
The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2015 and 2014:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 27, 2015	November 6, 2015	December 11, 2015	$0.375	$65
July 7, 2015	August 7, 2015	September 11, 2015	$0.375	65
April 28, 2015	May 11, 2015	June 12, 2015	$0.375	66
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	63
				$259

October 28, 2014	November 7, 2014	December 12, 2014	$0.350	$64
July 7, 2014	August 8, 2014	September 12, 2014	$0.350	65
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	65
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	52
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
Item 1A.  Risk Factors
The Trust has limited resources and is dependent upon MetLife, Inc.
The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2015 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “— MetLife, Inc. could face difficulties or rating actions arising from dispositions of businesses.”
Beneficiaries do not have legal title to any part of the Trust assets and have only certain limited rights.
The Trust has legal title over the Trust Shares. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. A Trust Interest entitles the Beneficiary only to certain rights, including the right to: (i) receive dividends (cash, stock or other property) distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through the Purchase and Sale Program; (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. Voting instructions to the Trustee on any matter not involving a Beneficiary Consent Matter will not be solicited and, if instructions are received, they will not be binding on the Trustee. On all matters other than Beneficiary Consent Matters, the Trustee shall vote, assent or consent the Trust Shares in favor of and in opposition to such matter, or abstain from voting on such matter, in accordance with the recommendation given by the Board of Directors of MetLife, Inc. to its stockholders in respect of the matter, or, if no such recommendation is given, as directed by the Board of Directors of MetLife, Inc.
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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. See “Business.” See also “Common Stock Issuances” in Note 1 of the Notes to the Financial Statements. At March 18, 2016, the number of Trust Shares represented 15.5% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
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
The Trust depends heavily upon computer systems. Despite a variety of security measures implemented by MetLife, Inc., the Custodian and the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and their computer systems could be subject to physical and electronic break-ins, cyberattacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies. While, to date, the Trust has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to computer systems.
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
MetLife, Inc. could face difficulties or rating actions arising from dispositions of businesses.
MetLife, Inc. may separate a business through an outright sale, or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company. See “Business ─ Designation of MetLife, Inc. as a Non-Bank SIFI and Other Significant Events” for information on MetLife, Inc.’s announcement of its plan to pursue the proposed Separation and MetLife, Inc.’s entry into the purchase agreement with MassMutual. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. The purchase agreement with MassMutual is also subject to certain closing conditions, including regulatory approval.
Unanticipated developments could delay, prevent or otherwise adversely affect MetLife, Inc.’s ability to effect any such disposition transactions. Factors which could affect MetLife, Inc.’s ability to consummate such transactions include difficulties in finding buyers and delays or other problems with obtaining required regulatory, tax and other approvals, as well as adverse conditions in the capital and credit markets.
After any such disposition transactions, shares of Common Stock will represent an investment in a company different in size and characteristics from the present. These changes may cause some existing shareholders and Beneficiaries to sell their shares of Common Stock, which could, if excessive, cause the market price of the Common Stock to decrease.

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
Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
The Trust does not, as of the date of this filing, hold in fee, own, beneficially hold or lease any physical properties.
Item 3.  Legal Proceedings
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No public market exists for the Trust Interests.
Item 6.  Selected Financial Data
The following table sets forth selected financial data for the Trust. The selected financial data for the years ended December 31, 2015, 2014 and 2013 and at December 31, 2015 and 2014 has been derived from the Trust’s audited financial statements included elsewhere herein. The financial data for the years ended December 31, 2012 and 2011 and at December 31, 2013, 2012 and 2011 has been derived from the Trust’s audited financial statements not included herein. The following changes in net assets data, balance sheet data and other data have been prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Changes in Net Assets Data
Operations
Net investment income	$259,048	$245,994	$198,159	$150,581	$158,212
Net realized investment gains	222,943	274,104	268,040	127,560	168,290
Change in net unrealized investment gains	(1,387,168)	(386,856)	3,790,710	176,131	(3,109,519)
Net increase (decrease) in net assets resulting from operations	(905,177)	133,242	4,256,909	454,272	(2,783,017)
Distributions to holders of Trust Interests
From net investment income	(259,048)	(245,994)	(198,159)	(150,581)	(158,212)
From net realized investment gains	(222,943)	(274,104)	(268,040)	(127,560)	(168,290)
Decrease in net assets resulting from distributions	(481,991)	(520,098)	(466,199)	(278,141)	(326,502)
Trust Interests transactions
Cost of Trust Interests issued	4,933	3,862	3,049	2,195	3,022
Cost of Trust Interests redeemed	(84,800)	(100,669)	(129,376)	(89,697)	(89,767)
Cost of Trust Interests withdrawn	(18,464)	(20,653)	(19,755)	(11,586)	(13,350)
Cost of Trust Interests escheated	(33,394)	(28,689)	(14,316)	(50,070)	(32,393)
Net decrease in net assets resulting from Trust Interests transactions	(131,725)	(146,149)	(160,398)	(149,158)	(132,488)
Total increase (decrease) in net assets	(1,518,893)	(533,005)	3,630,312	26,973	(3,242,007)
Net assets
Beginning of year	9,762,231	10,295,236	6,664,924	6,637,951	9,879,958
End of year	$8,243,338	$9,762,231	$10,295,236	$6,664,924	$6,637,951

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data
Assets
Equity securities, at estimated fair value	$8,243,338	$9,762,231	$10,295,236	$6,664,924	$6,637,951
Other assets	85,543	90,837	84,699	100,196	101,717
Total assets	8,328,881	9,853,068	10,379,935	6,765,120	6,739,668
Total liabilities	85,543	90,837	84,699	100,196	101,717
Net assets	$8,243,338	$9,762,231	$10,295,236	$6,664,924	$6,637,951
Net assets consist of:
Trust Interests	$2,499,202	$2,630,927	$2,777,076	$2,937,474	$3,086,632
Net unrealized investment gains	5,744,136	7,131,304	7,518,160	3,727,450	3,551,319
Net assets available for Trust Interests outstanding	$8,243,338	$9,762,231	$10,295,236	$6,664,924	$6,637,951

	At December 31,
	2015	2014	2013	2012	2011
Other Data
Trust Interests rollforward:
Balance at January 1,	180,481,253	190,935,381	202,335,289	212,891,322	222,321,295
Trust Interests issued	96,882	73,014	70,001	65,231	79,481
Trust Interests redeemed	(5,950,881)	(7,064,546)	(9,078,999)	(6,294,540)	(6,299,413)
Trust Interests withdrawn	(1,295,708)	(1,449,324)	(1,386,290)	(813,016)	(936,871)
Trust Interests escheated	(2,343,409)	(2,013,272)	(1,004,620)	(3,513,708)	(2,273,170)
Balance at December 31,	170,988,137	180,481,253	190,935,381	202,335,289	212,891,322

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this discussion, “Trust” refers to the MetLife Policyholder Trust. Following this summary is a discussion addressing the results of operations and financial condition of the Trust for the periods indicated. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Selected Financial Data” and the Trust’s financial statements included elsewhere herein.
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
The number of Trust Interests outstanding at December 31, 2015 and 2014 was 170,988,137 and 180,481,253, respectively. The decrease of 9,493,116 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations
Discussion of Results
Year ended December 31, 2015 compared with the year ended December 31, 2014
Net assets in the Trust decreased $1.6 billion, or 16%, to $8.2 billion at December 31, 2015 from $9.8 billion at December 31, 2014. This decrease is primarily due to a decrease in net unrealized investment gains on the Trust Shares, as well as (i) net activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”); (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $1.4 billion from the prior year. A net reduction of 9,493,116 Trust Interests resulted from a net decrease of 5,853,999 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, a decrease of 1,295,708 Trust Interests due to withdrawals by Beneficiaries from the Trust, and a decrease of 2,343,409 Trust Interests due to escheatment of Trust Shares. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2015 of $81 million, $18 million and $33 million, respectively. Net investment income of $259 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $223 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
Year ended December 31, 2014 compared with the year ended December 31, 2013
Net assets in the Trust decreased $533 million, or 5%, to $9.8 billion at December 31, 2014 from $10.3 billion at December 31, 2013. This decrease is primarily due to a decrease in net unrealized investment gains on the Trust Shares, as well as (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $387 million from the prior year. A net reduction of 10,454,128 Trust Interests resulted from a net decrease of 6,991,532 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, a decrease of 1,449,324 Trust Interests due to withdrawals by Beneficiaries from the Trust, and a decrease of 2,013,272 Trust Interests due to escheatment of Trust Shares. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2014 of $96 million, $21 million and $29 million, respectively. Net investment income of $246 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $274 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2015 and 2014, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2015 and 2014, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 23, 2016

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2015 and 2014
(In thousands, except Trust Interests and per Trust Interest amounts)

	2015	2014
Assets
Equity securities, at estimated fair value (cost: $2,499,202 and $2,630,927 at December 31, 2015 and 2014, respectively)	$8,243,338	$9,762,231
Cash	164	47
Receivable for equity securities sold	2,484	4,230
Dividends receivable from MetLife, Inc.	82,895	86,560
Total assets	8,328,881	9,853,068
Liabilities
Payable for equity securities purchased	164	47
Payable for Trust Interests redeemed	2,484	4,230
Dividends payable to Trust Beneficiaries	82,895	86,560
Total liabilities	85,543	90,837
Net assets	$8,243,338	$9,762,231
Net assets consist of:
Trust Interests	$2,499,202	$2,630,927
Net unrealized investment gains	5,744,136	7,131,304
Net assets available for Trust Interests outstanding	$8,243,338	$9,762,231
Net asset value per Trust Interest of ($8,243,338/170,988,137) and ($9,762,231/180,481,253) at December 31, 2015 and 2014, respectively	$48.21	$54.09

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net investment income	$259,048	$245,994	$198,159
Net investment gains (losses):
Net realized investment gains	222,943	274,104	268,040
Change in net unrealized investment gains	(1,387,168)	(386,856)	3,790,710
Total net investment gains (losses)	(1,164,225)	(112,752)	4,058,750
Net increase (decrease) in net assets resulting from operations	$(905,177)	$133,242	$4,256,909

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except Trust Interests amounts)

	2015	2014	2013
Operations
Net investment income	$259,048	$245,994	$198,159
Net realized investment gains	222,943	274,104	268,040
Change in net unrealized investment gains	(1,387,168)	(386,856)	3,790,710
Net increase (decrease) in net assets resulting from operations	(905,177)	133,242	4,256,909
Distributions to holders of Trust Interests
From net investment income	(259,048)	(245,994)	(198,159)
From net realized investment gains	(222,943)	(274,104)	(268,040)
Decrease in net assets resulting from distributions	(481,991)	(520,098)	(466,199)
Trust Interests transactions
Cost of Trust Interests issued	4,933	3,862	3,049
Cost of Trust Interests redeemed	(84,800)	(100,669)	(129,376)
Cost of Trust Interests withdrawn	(18,464)	(20,653)	(19,755)
Cost of Trust Interests escheated	(33,394)	(28,689)	(14,316)
Net decrease in net assets resulting from Trust Interests transactions	(131,725)	(146,149)	(160,398)
Total increase (decrease) in net assets	(1,518,893)	(533,005)	3,630,312
Net assets
Beginning of year	9,762,231	10,295,236	6,664,924
End of year	$8,243,338	$9,762,231	$10,295,236
Other information
Trust Interests rollforward:
Balance at January 1,	180,481,253	190,935,381	202,335,289
Trust Interests issued	96,882	73,014	70,001
Trust Interests redeemed	(5,950,881)	(7,064,546)	(9,078,999)
Trust Interests withdrawn	(1,295,708)	(1,449,324)	(1,386,290)
Trust Interests escheated	(2,343,409)	(2,013,272)	(1,004,620)
Balance at December 31,	170,988,137	180,481,253	190,935,381

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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 180,481,253 at December 31, 2014 to 170,988,137 at December 31, 2015. See “— Termination of the Trust.”
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $23 thousand, $17 thousand and $24 thousand for out-of-pocket expenses for the years ended December 31, 2015, 2014 and 2013, respectively. MetLife, Inc. paid to the Trust’s independent auditors $68 thousand, $66 thousand and $66 thousand for audit fees for the years ended December 31, 2015, 2014 and 2013, respectively. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock at December 31, 2015. See “— Common Stock Issuances.” MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

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
The number of Trust Shares declined to 170,988,137 at December 31, 2015 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2015 decreased to 15.6% as a result of these withdrawals, transactions and escheatments, partially offset by the Common Stock repurchases by MetLife, Inc. discussed in “— Common Stock Repurchase Authorizations” below.
Common Stock Repurchase Authorizations
On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of Common Stock repurchases in addition to previously authorized repurchases and, on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its Common Stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations as of such date to $1.0 billion. During the years ended December 31, 2015 and 2014, MetLife, Inc. repurchased 39,491,991 shares and 18,876,363 shares of Common Stock in the open market for $1.9 billion and $1.0 billion, respectively, under existing repurchase authorizations. MetLife, Inc. did not repurchase any shares of Common Stock during the year ended December 31, 2013. In October 2015, MetLife, Inc. completed all repurchases under the December 2014 authorization. At December 31, 2015, MetLife, Inc. had $70 million remaining under the September 2015 authorization.
See Note 5 for information regarding repurchases of Common Stock subsequent to December 31, 2015.
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common Stock repurchases are dependent upon several factors, including MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Equity Securities
Equity securities, which are entirely comprised of Common Stock, are reported at their estimated fair value based on the quoted prices in active markets that are readily and regularly obtainable. As such, these securities are categorized as Level 1 in three-level fair value hierarchy in accordance with fair value measurement guidance. Unrealized investment gains and losses on securities are recorded in the statements of operations and statements of changes in net assets. Realized gains and losses on sales of securities are determined on a first-in first-out basis.
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “— Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” All security transactions are recorded on a trade date basis. See Note 5 for information on Common Stock dividends declared and paid subsequent to December 31, 2015.

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries
In accordance with the Trust Agreement, MetLife, Inc. distributes cash dividends directly to the Beneficiaries at the same time as the payment of dividends to MetLife, Inc.’s stockholders. In the event that dividends are undeliverable to the Beneficiaries, MetLife, Inc. retains such dividends until they are claimed by such Beneficiaries or escheated in accordance with applicable state law. Cash dividends that have been declared but are undeliverable to the Beneficiaries and the cash amounts of dividend checks that have not been cashed by the Beneficiaries have been recorded as a receivable from MetLife, Inc. and a liability of the Trust to such Beneficiaries.
Income Tax
As a grantor trust, the Trust is not subject to U.S. federal income taxes.
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 5,950,881, 7,064,546 and 9,078,999 were redeemed for this purpose, which generated net realized investment gains of $222,943 thousand, $274,104 thousand and $268,040 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 96,882, 73,014 and 70,001 for the years ended December 31, 2015, 2014 and 2013, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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

MetLife Policyholder Trust
Notes to the Financial Statements

5. Subsequent Events
Common Stock Repurchases
In 2016, through January 7, 2016, MetLife, Inc. repurchased 1,445,864 shares of its Common Stock in the open market for $70 million, completing the September 2015 authorization.
Common Stock Dividends
On January 6, 2016, MetLife, Inc.’s Board of Directors declared a first quarter 2016 Common Stock dividend of $0.375 per share, which was paid on March 14, 2016 to shareholders of record as of February 5, 2016. The aggregate dividend payment to Beneficiaries was $63,949 thousand.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
The Trustee, with the participation of David Vanaskey, Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, Mr. Vanaskey has concluded that these disclosure controls and procedures are effective.
The Trustee and Mr. Vanaskey, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2015 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting at December 31, 2015.
Item 9B.  Other Information
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
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
Item 11.  Executive Compensation
There are no directors or executive officers of the Trust.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There are no directors or executive officers of the Trust. No person is the beneficial owner of more than five percent of the Trust Interests.
The Trust has no equity compensation plans.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
There are no directors or executive officers of the Trust.
Item 14.  Principal Accountant Fees and Services
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
Independent Auditor’s Fees for 2015 and 2014
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2015 and 2014. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (the “Audit Committee”).

	2015	2014
Audit fees (1)	$67,860	$66,120
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
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
The Audit Committee ensures the regular rotation of the audit engagement team partners as required by law.

Part IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

1.	Financial Statements
The financial statements are listed in the Index to Financial Statements and Notes on page 14.

2.	Financial Statement Schedules
Not applicable.

3.	Exhibits
The exhibits are listed in the Exhibit Index on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METLIFE POLICYHOLDER TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely as trustee for the Trust

By:	/s/ David Vanaskey
Name: David Vanaskey
Title: Vice President

Date: March 23, 2016

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

E-1

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

4.5
Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015. (Incorporated by reference to Exhibit 3.7 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011. (Incorporated by reference to Exhibit 3.6 to the 2011 Annual Report).

4.7
Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013. (Incorporated by reference to Exhibit 3.6 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

4.8
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated April 30, 2015).

4.9
Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 28, 2015).

4.10
Form of Stock Certificate, 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C. of MetLife, Inc. (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated May 28, 2015).

4.11	Amended and Restated By-laws of MetLife, Inc., effective April 29, 2015. (Incorporated by reference to Exhibit 3.2 to MetLife, Inc.’s Current Report on Form 8-K dated April 30, 2015).

4.12	Form of Certificate of Common Stock, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-2