Form 10-K
period 2016-12-31
METLIFE POLICYHOLDER TRUST
filed 2017-03-28
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 23, 2017, 161,451,977 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
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

Part I
Item 1.  Business
Overview
The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc., Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Computershare Inc., the “Custodian”), as amended on November 8, 2001 (the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends and other distributions. The Trust has no employees. See “Financial Statements and Supplementary Data” for financial information about the Trust.
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 170,988,137 at December 31, 2015 to 163,327,290 at December 31, 2016.
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

Proxy solicitation materials, annual reports and information statements received by the Custodian in connection with any matter not involving a Beneficiary Consent Matter will be made available by MetLife, Inc. to Beneficiaries for their information on a website maintained by MetLife, Inc. or by mail upon request and at MetLife, Inc.’s expense, but voting instructions to the Trustee will not be solicited and, if instructions are received, they will not be binding on the Trustee. See “─ The Separation and Other Significant Events.”

Distributions to Trust Beneficiaries
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by MetLife, Inc. to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having, at the time of the investment, a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by MetLife, Inc. to its stockholders will be held and distributed by the Trustee to the Custodian and by the Custodian to the Beneficiaries in proportion to their Trust Interests within 60 days of receipt of such distribution by the Trustee, subject to limited exceptions. See “─ The Separation and Other Significant Events.”
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock. See “— Common Stock Transactions” and “Risk Factors — The Trust is terminable at any time at the discretion of MetLife, Inc.” MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.

Common Stock Transactions
The number of Trust Shares declined to 163,327,290 at December 31, 2016 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2016 decreased to 14.9% as a result of these withdrawals, transactions and escheatments, as well as due to Common Stock issuances by MetLife, Inc., partially offset by the Common Stock repurchases by MetLife, Inc. discussed further below. See Note 1 to the Financial Statements for further information regarding Common Stock issuances and repurchases.
On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of Common Stock repurchases in addition to previously authorized repurchases and, on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its Common Stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations as of such date to $1.0 billion. On November 10, 2016, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of Common Stock repurchases. During the years ended December 31, 2016, 2015 and 2014, MetLife, Inc. repurchased 6,948,739 shares, 39,491,991 shares and 18,876,363 shares under these repurchase authorizations for $372 million, $1.9 billion and $1.0 billion, respectively. At December 31, 2016, MetLife, Inc. had $2.7 billion remaining under its Common Stock repurchase authorization. See Notes 1 and 5 of the Notes to the Financial Statements.
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
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $32 thousand, $23 thousand and $17 thousand for out-of-pocket expenses for the years ended December 31, 2016, 2015 and 2014, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand, $68 thousand and $66 thousand for audit fees for the years ended December 31, 2016, 2015 and 2014, respectively. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
The Separation and Other Significant Events
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”). MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it “Brighthouse Financial.”

On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016, Brighthouse filed an amendment to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to include Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), New England Life Insurance Company, Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock, including the Beneficiaries (the “Distribution”).
The Brighthouse transfer agent will electronically issue to Beneficiaries, in book-entry form, whole shares of Brighthouse common stock received in the Distribution that are due to them. Beneficiaries will receive cash in lieu of any fractional shares otherwise due to them in the Distribution. The Beneficiaries of the Trust are directed to the Form 10, as amended, for further information regarding the Distribution.
The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company (“MLIC”) is not expected to be a part of Brighthouse Financial. The Separation remains subject to certain conditions, including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10.
Unanticipated developments could delay, prevent or otherwise adversely affect the currently proposed spin-off of Brighthouse, including possible problems or delays in obtaining various insurance and other regulatory approvals, tax approvals (including the failure of such a separation to qualify for any intended tax-free treatment) and disruptions in the capital and financial markets. In addition, consummation of the currently proposed spin-off will require final approval from MetLife, Inc.’s Board of Directors. Therefore, there can be no assurance that MetLife, Inc. will complete the Separation in the form, on the terms or on the timeline that were announced, if at all.
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of its U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc., for $291 million (the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the U.S. District Court for the District of Columbia (the “D.C. District Court”) ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia, and oral argument was heard on October 24, 2016. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. Furthermore, there can be no assurance that any actions taken in furtherance of the proposed Separation will affect any decision the FSOC may make to re-designate MetLife, Inc. as a non-bank SIFI.

Restrictions on Payment of Dividends to Trust Beneficiaries
The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by MetLife, Inc.’s Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s Common Stock may be subject to restrictions arising out of (i) regulation by the Federal Reserve, should MetLife, Inc.’s designation as a non-bank SIFI be reinstated, and (ii) restrictions under the terms of MetLife, Inc.’s preferred stock, junior subordinated debentures and trust securities in situations where MetLife, Inc. may be experiencing financial stress. MetLife, Inc.’s ability to repurchase its Common Stock may be subject to these, as well as other, restrictions. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. MetLife, Inc. has also been designated as a global systemically important insurer (“G-SII”) by the Financial Stability Board. If additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed.
The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2016 and 2015:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 25, 2016	November 7, 2016	December 13, 2016	$0.400	$66
July 7, 2016	August 8, 2016	September 13, 2016	$0.400	67
April 26, 2016	May 9, 2016	June 13, 2016	$0.400	67
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	64
				$264

October 27, 2015	November 6, 2015	December 11, 2015	$0.375	$65
July 7, 2015	August 7, 2015	September 11, 2015	$0.375	65
April 28, 2015	May 11, 2015	June 12, 2015	$0.375	66
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	63
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
The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “— MetLife, Inc. could face difficulties or rating actions arising from dispositions of businesses, such as the Separation.”

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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. See “Business.” See also “Common Stock Issuances” in Note 1 of the Notes to the Financial Statements. At February 23, 2017, the number of Trust Shares represented 14.9% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
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

The Trust depends heavily upon computer systems. Despite a variety of security measures implemented by MetLife, Inc., the Custodian and the Trustee, these computer systems may be subject to physical and electronic break-ins, cyberattacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies. While, to date, the Trust has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to computer systems.
If one or more of these events occurs, it could potentially jeopardize the ability to process transactions under the Purchase and Sale Program, as well as the confidential, proprietary and other information processed and stored in, and transmitted through, such computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs, regulatory penalties and/or Beneficiary dissatisfaction. Although steps are taken to prevent and detect such attacks, it is possible that a cyber-incident will not be discovered for some time after it occurs, which could increase exposure to these consequences. There can be no assurance that the information security policies and systems of MetLife, Inc., the Custodian and the Trustee can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information.
MetLife, Inc. could face difficulties or rating actions arising from dispositions of businesses, such as the Separation.
MetLife, Inc. may separate a business through an outright sale, reinsurance transaction or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company. See “Business ─ The Separation and Other Significant Events” for information on MetLife, Inc.’s announcement of its plan to pursue the proposed Separation, as well as the U.S. Retail Advisor Force Divestiture. Unanticipated developments could delay, prevent or otherwise adversely affect MetLife, Inc.’s ability to effect any such disposition transactions. Factors which could affect MetLife, Inc.’s ability to consummate such transactions include difficulties in finding buyers and delays or other problems with obtaining required regulatory, tax and other approvals, as well as adverse conditions in the capital and credit markets.
While MetLife, Inc. and Brighthouse are currently preparing for a spin-off transaction, the ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife, Inc. continues to evaluate and pursue structural alternatives for the proposed Separation. MetLife has initiated the regulatory process for the proposed Separation. The Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. In addition, transitional services or tax arrangements related to the Separation may impose restrictions, liabilities, losses or indemnification obligations on MetLife, Inc. Therefore, there can be no assurance that the Separation will be completed in the form, on the terms or on the timeline that MetLife, Inc. announced, if at all.
After any such disposition transaction, shares of Common Stock will represent an investment in a company different in size and characteristics from the present. These changes may cause some existing shareholders and Beneficiaries to sell their shares of Common Stock, which could, if excessive, cause the market price of the Common Stock to decrease.
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
Item 6.  Selected Financial Data
The following table sets forth selected financial data for the Trust. The selected financial data for the years ended December 31, 2016, 2015 and 2014 and at December 31, 2016 and 2015 has been derived from the Trust’s audited financial statements included elsewhere herein. The financial data for the years ended December 31, 2013 and 2012 and at December 31, 2014, 2013 and 2012 has been derived from the Trust’s audited financial statements not included herein. The following changes in net assets data, balance sheet data and other data have been prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Changes in Net Assets Data
Operations
Net investment income	$263,746	$259,048	$245,994	$198,159	$150,581
Net realized investment gains	167,262	222,943	274,104	268,040	127,560
Change in net unrealized investment gains	664,844	(1,387,168)	(386,856)	3,790,710	176,131
Net increase (decrease) in net assets resulting from operations	1,095,852	(905,177)	133,242	4,256,909	454,272
Distributions to holders of Trust Interests
From net investment income	(263,746)	(259,048)	(245,994)	(198,159)	(150,581)
From net realized investment gains	(167,262)	(222,943)	(274,104)	(268,040)	(127,560)
Decrease in net assets resulting from distributions	(431,008)	(481,991)	(520,098)	(466,199)	(278,141)
Trust Interests transactions
Cost of Trust Interests issued	4,015	4,933	3,862	3,049	2,195
Cost of Trust Interests redeemed	(77,087)	(84,800)	(100,669)	(129,376)	(89,697)
Cost of Trust Interests withdrawn	(14,141)	(18,464)	(20,653)	(19,755)	(11,586)
Cost of Trust Interests escheated	(19,261)	(33,394)	(28,689)	(14,316)	(50,070)
Net decrease in net assets resulting from Trust Interests transactions	(106,474)	(131,725)	(146,149)	(160,398)	(149,158)
Total increase (decrease) in net assets	558,370	(1,518,893)	(533,005)	3,630,312	26,973
Net assets
Beginning of year	8,243,338	9,762,231	10,295,236	6,664,924	6,637,951
End of year	$8,801,708	$8,243,338	$9,762,231	$10,295,236	$6,664,924

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data
Assets
Equity securities, at estimated fair value	$8,801,708	$8,243,338	$9,762,231	$10,295,236	$6,664,924
Other assets	87,408	85,543	90,837	84,699	100,196
Total assets	8,889,116	8,328,881	9,853,068	10,379,935	6,765,120
Total liabilities	87,408	85,543	90,837	84,699	100,196
Net assets	$8,801,708	$8,243,338	$9,762,231	$10,295,236	$6,664,924
Net assets consist of:
Trust Interests	$2,392,728	$2,499,202	$2,630,927	$2,777,076	$2,937,474
Net unrealized investment gains	6,408,980	5,744,136	7,131,304	7,518,160	3,727,450
Net assets available for Trust Interests outstanding	$8,801,708	$8,243,338	$9,762,231	$10,295,236	$6,664,924

	At December 31,
	2016	2015	2014	2013	2012
Other Data
Trust Interests rollforward:
Balance at January 1,	170,988,137	180,481,253	190,935,381	202,335,289	212,891,322
Trust Interests issued	92,838	96,882	73,014	70,001	65,231
Trust Interests redeemed	(5,409,612)	(5,950,881)	(7,064,546)	(9,078,999)	(6,294,540)
Trust Interests withdrawn	(992,368)	(1,295,708)	(1,449,324)	(1,386,290)	(813,016)
Trust Interests escheated	(1,351,705)	(2,343,409)	(2,013,272)	(1,004,620)	(3,513,708)
Balance at December 31,	163,327,290	170,988,137	180,481,253	190,935,381	202,335,289

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
The number of Trust Interests outstanding at December 31, 2016 and 2015 was 163,327,290 and 170,988,137, respectively. The decrease of 7,660,847 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations
Discussion of Results
Year ended December 31, 2016 compared with the year ended December 31, 2015
Net assets in the Trust increased $558 million, or 7%, to $8.8 billion at December 31, 2016 from $8.2 billion at December 31, 2015. This increase is primarily due to an increase in net unrealized investment gains on the Trust Shares, partially offset by (i) net activity under the MetLife, Inc. Purchase and Sale Program (the “Purchase and Sale Program”); (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $665 million from the prior year. A net reduction of 7,660,847 Trust Interests resulted from a net decrease of 5,316,774 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, a decrease of 992,368 Trust Interests due to withdrawals by Beneficiaries from the Trust, and a decrease of 1,351,705 Trust Interests due to escheatment of Trust Shares. Net redemptions by Beneficiaries through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2016 of $73 million, $14 million and $19 million, respectively. Net investment income of $264 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $167 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2016 and 2015, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the MetLife Policyholder Trust as of December 31, 2016 and 2015, and the results of its operations and changes in its net assets for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 28, 2017

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2016 and 2015
(In thousands, except Trust Interests and per Trust Interest amounts)

	2016	2015
Assets
Equity securities, at estimated fair value (cost: $2,392,728 and $2,499,202 at December 31, 2016 and 2015, respectively)	$8,801,708	$8,243,338
Cash	27	164
Receivable for equity securities sold	4,364	2,484
Dividends receivable from MetLife, Inc.	83,017	82,895
Total assets	8,889,116	8,328,881
Liabilities
Payable for equity securities purchased	27	164
Payable for Trust Interests redeemed	4,364	2,484
Dividends payable to Trust Beneficiaries	83,017	82,895
Total liabilities	87,408	85,543
Net assets	$8,801,708	$8,243,338
Net assets consist of:
Trust Interests	$2,392,728	$2,499,202
Net unrealized investment gains	6,408,980	5,744,136
Net assets available for Trust Interests outstanding	$8,801,708	$8,243,338
Net asset value per Trust Interest of ($8,801,708/163,327,290) and ($8,243,338/170,988,137) at December 31, 2016 and 2015, respectively	$53.89	$48.21

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net investment income	$263,746	$259,048	$245,994
Net investment gains (losses):
Net realized investment gains	167,262	222,943	274,104
Change in net unrealized investment gains	664,844	(1,387,168)	(386,856)
Total net investment gains (losses)	832,106	(1,164,225)	(112,752)
Net increase (decrease) in net assets resulting from operations	$1,095,852	$(905,177)	$133,242

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except Trust Interests amounts)

	2016	2015	2014
Operations
Net investment income	$263,746	$259,048	$245,994
Net realized investment gains	167,262	222,943	274,104
Change in net unrealized investment gains	664,844	(1,387,168)	(386,856)
Net increase (decrease) in net assets resulting from operations	1,095,852	(905,177)	133,242
Distributions to holders of Trust Interests
From net investment income	(263,746)	(259,048)	(245,994)
From net realized investment gains	(167,262)	(222,943)	(274,104)
Decrease in net assets resulting from distributions	(431,008)	(481,991)	(520,098)
Trust Interests transactions
Cost of Trust Interests issued	4,015	4,933	3,862
Cost of Trust Interests redeemed	(77,087)	(84,800)	(100,669)
Cost of Trust Interests withdrawn	(14,141)	(18,464)	(20,653)
Cost of Trust Interests escheated	(19,261)	(33,394)	(28,689)
Net decrease in net assets resulting from Trust Interests transactions	(106,474)	(131,725)	(146,149)
Total increase (decrease) in net assets	558,370	(1,518,893)	(533,005)
Net assets
Beginning of year	8,243,338	9,762,231	10,295,236
End of year	$8,801,708	$8,243,338	$9,762,231
Other information
Trust Interests rollforward:
Balance at January 1,	170,988,137	180,481,253	190,935,381
Trust Interests issued	92,838	96,882	73,014
Trust Interests redeemed	(5,409,612)	(5,950,881)	(7,064,546)
Trust Interests withdrawn	(992,368)	(1,295,708)	(1,449,324)
Trust Interests escheated	(1,351,705)	(2,343,409)	(2,013,272)
Balance at December 31,	163,327,290	170,988,137	180,481,253

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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 170,988,137 at December 31, 2015 to 163,327,290 at December 31, 2016. See “— Termination of the Trust.”
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $32 thousand, $23 thousand and $17 thousand for out-of-pocket expenses for the years ended December 31, 2016, 2015 and 2014, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand, $68 thousand and $66 thousand for audit fees for the years ended December 31, 2016, 2015 and 2014, respectively. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock at December 31, 2016. See “— Common Stock Issuances.” MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.
Common Stock Issuances
In October 2014, MetLife, Inc. issued 22,907,960 new shares of its Common Stock for $1.0 billion in connection with the remarketing of senior debt securities and settlement of stock purchase contracts. No additional shares of Common Stock are issuable by MetLife, Inc. pursuant to these stock purchase contracts.

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

The number of Trust Shares declined to 163,327,290 at December 31, 2016 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2016 decreased to 14.9% as a result of these withdrawals, transactions and escheatments, partially offset by the Common Stock repurchases by MetLife, Inc. discussed in “— Common Stock Repurchase Authorizations” below.
Common Stock Repurchase Authorizations
On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of Common Stock repurchases in addition to previously authorized repurchases and, on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its Common Stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations as of such date to $1.0 billion. On November 10, 2016, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of Common Stock repurchases. During the years ended December 31, 2016, 2015 and 2014, MetLife, Inc. repurchased 6,948,739 shares, 39,491,991 shares and 18,876,363 shares under these repurchase authorizations for $372 million, $1.9 billion and $1.0 billion, respectively. At December 31, 2016, MetLife, Inc. had $2.7 billion remaining under its Common Stock repurchase authorization.
See Note 5 for information regarding subsequent Common Stock repurchases.
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
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “— Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” All security transactions are recorded on a trade date basis. See Note 5 for information on Common Stock dividends declared and paid subsequent to December 31, 2016.
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
2. Purchase and Sale Program

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)

Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 5,409,612, 5,950,881 and 7,064,546 were redeemed for this purpose, which generated net realized investment gains of $167,262 thousand, $222,943 thousand and $274,104 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 92,838, 96,882 and 73,014 for the years ended December 31, 2016, 2015 and 2014, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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

MetLife Policyholder Trust
Notes to the Financial Statements

5. Subsequent Events
Common Stock Repurchases
In 2017, through February 23, 2017, MetLife, Inc. repurchased 8,718,054 shares of its Common Stock in the open market for $468 million.
Common Stock Dividends
On January 6, 2017, the MetLife, Inc.’s Board of Directors declared a first quarter 2017 Common Stock dividend of $0.40 per share payable on March 13, 2017 to shareholders of record as of February 6, 2017. The aggregate dividend payment to Beneficiaries was $65 million.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
The Trustee, with the participation of Beth Andrews, Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, Ms. Andrews concluded that these disclosure controls and procedures are effective.
The Trustee and Ms. Andrews, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2016 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting at December 31, 2016.
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
Independent Auditor’s Fees for 2016 and 2015
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2016 and 2015. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (the “Audit Committee”).

	2016	2015
Audit fees (1)	$58,500	$67,860
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
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
Under current legal requirements, the lead or concurring audit partner for MetLife, Inc. may not serve in that role for more than five consecutive fiscal years, and the Audit Committee ensures the regular rotation of the audit engagement team partners as required by law. The Chair of the Audit Committee is actively involved in the selection process for the lead and concurring partners.

Part IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

1.	Financial Statements
The financial statements are listed in the Index to Financial Statements and Notes on page 15.

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

Date: March 28, 2017

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

4.1
Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 MetLife Annual Report”)).

4.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000. (Incorporated by reference to Exhibit 3.2 to the 2016 MetLife Annual Report).

4.3
Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (Incorporated by reference to Exhibit 3.3 to the 2016 MetLife Annual Report).

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

4.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011. (Incorporated by reference to Exhibit 3.4 to the 2016 MetLife Annual Report).

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

4.11	Amended and Restated By-laws of MetLife, Inc., effective September 27, 2016. (Incorporated by reference to Exhibit 3.2 to MetLife, Inc.’s Current Report on Form 8-K dated September 29, 2016).

4.12	Form of Certificate of Common Stock, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-2