Form 10-K
period 2017-12-31
METLIFE POLICYHOLDER TRUST
filed 2018-03-27
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Beneficial interests in the MetLife Policyholder Trust
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 21, 2018, 153,655,735 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will be,” “will not” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future financial performance. In particular, these include statements relating to future actions, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 163,327,290 at December 31, 2016 to 155,246,921 at December 31, 2017.
A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by MetLife, Inc. pursuant to the Plan (the “Purchase and Sale Program”); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares, including for exchange in connection with an exchange offer for Common Stock; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.
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

Proxy solicitation materials, annual reports and information statements received by the Custodian in connection with any matter not involving a Beneficiary Consent Matter will be made available by MetLife, Inc. to Beneficiaries for their information on a website maintained by MetLife, Inc. or by mail upon request and at MetLife, Inc.’s expense, but voting instructions to the Trustee will not be solicited and, if instructions are received, they will not be binding on the Trustee. See “— The Separation of Brighthouse and Other Significant Events.”

Distributions to Trust Beneficiaries
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distribution of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by MetLife, Inc. to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having, at the time of the investment, a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by MetLife, Inc. to its stockholders will be held and distributed by the Trustee to the Custodian and by the Custodian to the Beneficiaries in proportion to their Trust Interests within 60 days of receipt of such distribution by the Trustee, subject to limited exceptions. See “— The Separation of Brighthouse and Other Significant Events.”
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constituted less than 25% of the number of issued and outstanding shares of Common Stock. See “— Common Stock Transactions” and “Risk Factors — The Trust is terminable at any time at the discretion of MetLife, Inc.” MetLife, Inc. has advised the Trustee that it currently has no intention of voluntarily terminating the Trust.

Common Stock Transactions
The number of Trust Shares declined to 155,246,921 at December 31, 2017 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2017 remained at 14.9% due to these withdrawals, transactions and escheatments, as well as due to Common Stock issuances by MetLife, Inc., offset by the Common Stock repurchases by MetLife, Inc. discussed further below. See Note 1 to the Financial Statements for further information regarding Common Stock issuances and repurchases.
In addition to previous authorizations, on November 1, 2017, November 10, 2016 and September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion, $3.0 billion and $739 million, respectively, of Common Stock repurchases. During the years ended December 31, 2017, 2016 and 2015, MetLife, Inc. repurchased 56,599,540 shares, 6,948,739 shares and 39,491,991 shares under these repurchase authorizations for $2.9 billion, $372 million and $1.9 billion, respectively. At December 31, 2017, MetLife, Inc. had $1.8 billion remaining under its Common Stock repurchase authorization. See Notes 1 and 5 of the Notes to the Financial Statements.
Common Stock repurchases by MetLife, Inc. are dependent upon several factors, including MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s Common Stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “— Restrictions on Payment of Common Stock Dividends to Trust Beneficiaries” for a description of restrictions that may also be applicable to MetLife, Inc.’s ability to repurchase its Common Stock.
Amendments, Preemptive Rights and Expenses
The Trust Agreement may be amended from time to time by the Trustee, the Custodian, MetLife, Inc. and Metropolitan Life, without the consent of any Beneficiary, to: (i) cure any ambiguity, correct or supplement any provision therein that may be inconsistent with any other provision therein, or to make any other provision with respect to matters or questions arising under the Trust Agreement, which will not be inconsistent with the other provisions of the Trust Agreement, provided that the action does not adversely affect the Trust Interests of the Beneficiaries; (ii) modify, eliminate or add to any provisions of the Trust Agreement to such extent as will be necessary to ensure that the Trust will be classified for United States federal income tax purposes as a grantor trust at all times or to ensure that the Trust will not be required to register as an investment company under the Investment Company Act of 1940, as amended; or (iii) reflect the effect of a merger or consolidation in which MetLife, Inc. is not the surviving corporation and the other company into which MetLife, Inc. is merged or consolidated assumes its obligations under the Trust Agreement. The Trust Agreement may also be amended or provisions thereof waived with the consent of Beneficiaries representing more than one-half of the Trust Interests, provided that no such amendment or waiver will, without the consent of each Beneficiary affected thereby, reduce the Trust Interests or otherwise eliminate or materially postpone the right of any Beneficiary to receive dividends or other distributions or to make elections under the Purchase and Sale Program or to withdraw Trust Shares.
Beneficiaries will not have any preemptive rights with respect to the Trust Interests. There is no provision for any sinking fund with respect to the Trust Interests.
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $39 thousand, $32 thousand and $23 thousand for out-of-pocket expenses for the years ended December 31, 2017, 2016 and 2015, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand, $59 thousand and $68 thousand for audit fees for the years ended December 31, 2017, 2016 and 2015, respectively. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
The Separation of Brighthouse and Other Significant Events
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”). MetLife, Inc. common shareholders, including the Trust and, by extension, the Beneficiaries, received a distribution of one share of Brighthouse Financial, Inc. common stock for every 11 shares of Common Stock they owned as of 5:00 p.m., New York City time, on the July 19, 2017 record date (the “distribution”). Beneficiaries who beneficially owned less than 11 shares of Common Stock, or others who would have otherwise received fractional shares, received cash. MetLife, Inc. distributed 96,776,670 of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding, representing approximately 80.8% of those shares. Certain MetLife affiliates hold Common Stock and, as a result, participated in the distribution. At December 31, 2017, the Trust did not hold any shares of Brighthouse Financial, Inc. common stock.
MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. On November 1, 2017, MetLife, Inc. announced that it currently intends to divest its retained Brighthouse Financial, Inc. common stock through an exchange offer for Common Stock during 2018, subject to market conditions and regulatory approval, which exchange offer would also be available to Beneficiaries pursuant to the Trust Agreement.
Non-Bank SIFI
On January 23, 2018, the U.S. Court of Appeals for the District of Columbia Circuit dismissed the Financial Stability Oversight Council’s (“FSOC”) appeal of the district court’s decision rescinding MetLife, Inc.’s designation as a non-bank systemically important financial institution (“non-bank SIFI”). As a result, MetLife, Inc.’s non-bank SIFI designation remains rescinded and MetLife, Inc. is not subject to regulation by the Federal Reserve and the FDIC, or to enhanced supervision and prudential standards. However, the FSOC could again seek to designate MetLife, Inc. as a non-bank SIFI as part of its ongoing review of non-bank financial companies.
Restrictions on Payment of Common Stock Dividends to Trust Beneficiaries
The declaration and payment of Common Stock dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by MetLife, Inc.’s Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s Common Stock may be subject to restrictions under the terms of MetLife, Inc.’s preferred stock and junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. There can be no assurance that MetLife, Inc. will not in the future be subject to enhanced capital standards, supervision and additional requirements, such as requirements which may be imposed upon global systemically important insurers or other group capital standards or insurer capital standards outside of the U.S. MetLife, Inc.’s ability to pay dividends could be reduced by any such additional capital requirements that might be imposed.
The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2017 and 2016:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 24, 2017	November 6, 2017	December 13, 2017	$0.400	$63
July 7, 2017	August 7, 2017	September 13, 2017	$0.400	63
April 25, 2017	May 8, 2017	June 13, 2017	$0.400	64
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	65
				$255

October 25, 2016	November 7, 2016	December 13, 2016	$0.400	$66
July 7, 2016	August 8, 2016	September 13, 2016	$0.400	67
April 26, 2016	May 9, 2016	June 13, 2016	$0.400	67
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	64
				$264

The Beneficiaries of the Trust are directed to MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 and the other filings of MetLife, Inc. under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for information regarding MetLife, Inc., including additional information regarding restrictions on MetLife, Inc.’s ability to pay dividends on and repurchase its Common Stock. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of MetLife, Inc. The Trustee relies on receiving information, reports and representations from MetLife, Inc. and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.
Item 1A.  Risk Factors
The Trust has limited resources and is dependent upon MetLife, Inc.
The Trust was established under the Plan and pursuant to the Trust Agreement in connection with the conversion of Metropolitan Life from a mutual life insurance company into a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends. The assets of the Trust consist principally of the Trust Shares. As such, the Trust is exposed to equity market risk; any decline in the market price of Common Stock will adversely affect the value of the Trust’s assets and, correspondingly, the Beneficiaries’ Trust Interests. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2017 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “— Quantitative and Qualitative Disclosures About Market Risk.”
Beneficiaries do not have legal title to any part of the Trust assets and have only certain limited rights.
The Trust has legal title over the Trust Shares. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. A Trust Interest entitles the Beneficiary only to certain rights, including the right to: (i) receive dividends (cash, stock or other property) distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through the Purchase and Sale Program; (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares, including for exchange in connection with an exchange offer for Common Stock; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. Voting instructions to the Trustee on any matter not involving a Beneficiary Consent Matter will not be solicited and, if instructions are received, they will not be binding on the Trustee. On all matters other than Beneficiary Consent Matters, the Trustee shall vote, assent or consent the Trust Shares in favor of and in opposition to such matter, or abstain from voting on such matter, in accordance with the recommendation given by the Board of Directors of MetLife, Inc. to its stockholders in respect of the matter, or, if no such recommendation is given, as directed by the Board of Directors of MetLife, Inc.
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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program, repurchases of Common Stock by MetLife Inc. and any tender or exchange offer relating to shares of Common Stock will result in an increase of such percentage. See “Business.” At February 16, 2018, the number of Trust Shares represented 14.9% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in disaster recovery systems, could result in a loss or disclosure of confidential information and could adversely impact the processing of transactions under the Purchase and Sale Program.
In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with disaster recovery systems of MetLife, the Custodian or the Trustee could have a material adverse impact on the Trust’s ability to operate, particularly if those problems affect MetLife’s, the Custodian’s or the Trustee’s computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.
The Trust depends heavily upon computer systems. Despite a variety of security measures implemented by MetLife, the Custodian and the Trustee, these computer systems may be subject to physical and electronic break-ins, cyberattacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies. While, to date, the Trust has not experienced a known material breach of cybersecurity, administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, compromised credentials, fraud, other security breaches or other unauthorized access to computer systems.
If one or more of these events occurs, it could potentially jeopardize the ability to process transactions under the Purchase and Sale Program, as well as the confidential, proprietary and other information processed and stored in, and transmitted through, such computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs, regulatory penalties and/or Beneficiary dissatisfaction. Although steps are taken to prevent and detect such attacks, it is possible that a cyber-incident will not be discovered for some time after it occurs, which could increase exposure to these consequences. There can be no assurance that the information security policies and systems of MetLife, the Custodian and the Trustee can prevent unauthorized access, use or disclosure of confidential information, including nonpublic personal information, nor can there be any assurance that MetLife, the Custodian or the Trustee will be able to reliably access all of the documents and records in the information storage systems used, whether electronic or physical.
While systems are continuously being evaluated and enhanced and new systems and processes created, the effective functioning of the Trust depends on the maintenance and improvement of the technology systems of MetLife, the Custodian and the Trustee. Due to the complexity and interconnectedness of such systems and processes, these changes, as well as changes designed to update and enhance protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in security measures. Any such failure or gap could adversely affect the Trust’s ability to operate.
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
Item 6.  Selected Financial Data
The changes in net assets data for the years ended December 31, 2017, 2016 and 2015, and the balance sheet data at December 31, 2017 and 2016 have been derived from the Trust’s audited financial statements included elsewhere herein. The changes in net assets data for the years ended December 31, 2014 and 2013, and the balance sheet data at December 31, 2015, 2014 and 2013 have also been derived from the Trust’s audited financial statements for such periods but are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Changes in Net Assets Data
Operations
Net investment income	$255,010	$263,746	$259,048	$245,994	$198,159
Net realized investment gains	279,435	167,262	222,943	274,104	268,040
Change in net unrealized investment gains	(603,326)	664,844	(1,387,168)	(386,856)	3,790,710
Net increase (decrease) in net assets resulting from operations	(68,881)	1,095,852	(905,177)	133,242	4,256,909
Distributions to holders of Trust Interests
From net investment income	(255,010)	(263,746)	(259,048)	(245,994)	(198,159)
From net realized investment gains	(279,435)	(167,262)	(222,943)	(274,104)	(268,040)
Decrease in net assets resulting from distributions	(534,445)	(431,008)	(481,991)	(520,098)	(466,199)
Trust Interests transactions
Cost of Trust Interests issued	3,043	4,015	4,933	3,862	3,049
Cost of Trust Interests redeemed	(101,582)	(77,087)	(84,800)	(100,669)	(129,376)
Cost of Trust Interests withdrawn	(234,657)	(14,141)	(18,464)	(20,653)	(19,755)
Cost of Trust Interests escheated	(15,902)	(19,261)	(33,394)	(28,689)	(14,316)
Net decrease in net assets resulting from Trust Interests transactions	(349,098)	(106,474)	(131,725)	(146,149)	(160,398)
Total increase (decrease) in net assets	(952,424)	558,370	(1,518,893)	(533,005)	3,630,312
Net assets
Beginning of year	8,801,708	8,243,338	9,762,231	10,295,236	6,664,924
End of year	$7,849,284	$8,801,708	$8,243,338	$9,762,231	$10,295,236

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data
Assets
Equity securities, at estimated fair value	$7,849,284	$8,801,708	$8,243,338	$9,762,231	$10,295,236
Other assets	79,217	87,408	85,543	90,837	84,699
Total assets	7,928,501	8,889,116	8,328,881	9,853,068	10,379,935
Total liabilities	79,217	87,408	85,543	90,837	84,699
Net assets	$7,849,284	$8,801,708	$8,243,338	$9,762,231	$10,295,236
Net assets consist of:
Trust Interests	$2,043,630	$2,392,728	$2,499,202	$2,630,927	$2,777,076
Net unrealized investment gains	5,805,654	6,408,980	5,744,136	7,131,304	7,518,160
Net assets available for Trust Interests outstanding	$7,849,284	$8,801,708	$8,243,338	$9,762,231	$10,295,236

	At December 31,
	2017	2016	2015	2014	2013
Other Data
Trust Interests rollforward:
Balance at January 1,	163,327,290	170,988,137	180,481,253	190,935,381	202,335,289
Trust Interests issued	58,469	92,838	96,882	73,014	70,001
Trust Interests redeemed	(5,693,260)	(5,409,612)	(5,950,881)	(7,064,546)	(9,078,999)
Trust Interests withdrawn	(1,276,085)	(992,368)	(1,295,708)	(1,449,324)	(1,386,290)
Trust Interests escheated	(1,169,493)	(1,351,705)	(2,343,409)	(2,013,272)	(1,004,620)
Balance at December 31,	155,246,921	163,327,290	170,988,137	180,481,253	190,935,381

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will be,” “will not” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
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
The number of Trust Interests outstanding at December 31, 2017 and 2016 was 155,246,921 and 163,327,290, respectively. The decrease of 8,080,369 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.

Results of Operations
Discussion of Results
Year ended December 31, 2017 compared with the year ended December 31, 2016
Net assets in the Trust decreased $952 million, or 11%, to $7.8 billion at December 31, 2017 from $8.8 billion at December 31, 2016. This decrease was primarily due to a decrease in net unrealized investment gains on the Trust Shares, as well as (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals by Beneficiaries from the Trust; (iii) the impact of escheatment of unclaimed cash and Trust Shares; and (iv) the impact of the allocation of a portion of the cost basis of the Trust Shares to shares of Brighthouse Financial, Inc. common stock received by Beneficiaries as a result of the separation of Brighthouse. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $603 million from the prior year. A net reduction of 8,080,369 Trust Interests resulted from (i) a net decrease of 5,634,791 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, (ii) a decrease of 1,276,085 Trust Interests due to withdrawals by Beneficiaries from the Trust, and (iii) a decrease of 1,169,493 Trust Interests due to escheatment of Trust Shares. The net reduction of Trust Interests through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2017 of $74 million, $18 million and $16 million, respectively. In addition, in connection with the separation of Brighthouse, net assets in the Trust decreased by $217 million and $24 million as a result of the distribution to Beneficiaries of (i) shares of Brighthouse Financial, Inc. common stock and (ii) cash in lieu of fractional shares of Brighthouse Financial, Inc. common stock, respectively. Net investment income of $255 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $220 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries. In addition, net realized investment gains included $59 million of gains related to the distribution to Beneficiaries of cash in lieu of fractional shares of Brighthouse Financial, Inc. common stock.
Year ended December 31, 2016 compared with the year ended December 31, 2015
Net assets in the Trust increased $558 million, or 7%, to $8.8 billion at December 31, 2016 from $8.2 billion at December 31, 2015. This increase was primarily due to an increase in net unrealized investment gains on the Trust Shares partially offset by (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $665 million from the prior year. A net reduction of 7,660,847 Trust Interests resulted from (i) a net decrease of 5,316,774 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, (ii) a decrease of 992,368 Trust Interests due to withdrawals by Beneficiaries from the Trust, and (iii) a decrease of 1,351,705 Trust Interests due to escheatment of Trust Shares. The net reduction of Trust Interests through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2016 of $73 million, $14 million and $19 million, respectively. Net investment income of $264 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $167 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
Subsequent Events
See Note 5 of the Notes to the Financial Statements.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The Trust’s investments are in equity securities, all of which are exposed to equity market risk. The market valuation of equity securities can fluctuate in response to political, market and economic developments and affect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments. Changes in other market factors, such as interest rates and foreign exchange rates, will also impact the value of the Trust’s investments to the extent they impact the market value of the Trust Shares held. As the Trust’s holdings in equity securities can only be comprised of Common Stock under the terms of the Trust Agreement, the Trust is unable to diversify its holdings, to mute price fluctuations, the effects of which inure to the Beneficiaries.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2017 and 2016, the related statements of operations, and changes in net assets, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and changes in net assets for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
March 27, 2018

We have served as the Trust's auditor since 2000.

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2017 and 2016
(In thousands, except Trust Interests and per Trust Interest amounts)

	2017	2016
Assets
Equity securities, at estimated fair value (cost: $2,043,630 and $2,392,728 at December 31, 2017 and 2016, respectively)	$7,849,284	$8,801,708
Cash	40	27
Receivable for equity securities sold	2,334	4,364
Dividends receivable from MetLife, Inc.	76,843	83,017
Total assets	7,928,501	8,889,116
Liabilities
Payable for equity securities purchased	40	27
Payable for Trust Interests redeemed	2,334	4,364
Dividends payable to Trust Beneficiaries	76,843	83,017
Total liabilities	79,217	87,408
Net assets	$7,849,284	$8,801,708
Net assets consist of:
Trust Interests	$2,043,630	$2,392,728
Net unrealized investment gains	5,805,654	6,408,980
Net assets available for Trust Interests outstanding	$7,849,284	$8,801,708
Net asset value per Trust Interest of ($7,849,284/155,246,921) and ($8,801,708/163,327,290) at December 31, 2017 and 2016, respectively	$50.56	$53.89

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net investment income	$255,010	$263,746	$259,048
Net investment gains (losses):
Net realized investment gains	279,435	167,262	222,943
Change in net unrealized investment gains	(603,326)	664,844	(1,387,168)
Total net investment gains (losses)	(323,891)	832,106	(1,164,225)
Net increase (decrease) in net assets resulting from operations	$(68,881)	$1,095,852	$(905,177)

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except Trust Interests amounts)

	2017	2016	2015
Operations
Net investment income	$255,010	$263,746	$259,048
Net realized investment gains	279,435	167,262	222,943
Change in net unrealized investment gains	(603,326)	664,844	(1,387,168)
Net increase (decrease) in net assets resulting from operations	(68,881)	1,095,852	(905,177)
Distributions to holders of Trust Interests
From net investment income	(255,010)	(263,746)	(259,048)
From net realized investment gains	(279,435)	(167,262)	(222,943)
Decrease in net assets resulting from distributions	(534,445)	(431,008)	(481,991)
Trust Interests transactions
Cost of Trust Interests issued	3,043	4,015	4,933
Cost of Trust Interests redeemed	(101,582)	(77,087)	(84,800)
Cost of Trust Interests withdrawn	(234,657)	(14,141)	(18,464)
Cost of Trust Interests escheated	(15,902)	(19,261)	(33,394)
Net decrease in net assets resulting from Trust Interests transactions	(349,098)	(106,474)	(131,725)
Total increase (decrease) in net assets	(952,424)	558,370	(1,518,893)
Net assets
Beginning of year	8,801,708	8,243,338	9,762,231
End of year	$7,849,284	$8,801,708	$8,243,338
Other information
Trust Interests rollforward:
Balance at January 1,	163,327,290	170,988,137	180,481,253
Trust Interests issued	58,469	92,838	96,882
Trust Interests redeemed	(5,693,260)	(5,409,612)	(5,950,881)
Trust Interests withdrawn	(1,276,085)	(992,368)	(1,295,708)
Trust Interests escheated	(1,169,493)	(1,351,705)	(2,343,409)
Balance at December 31,	155,246,921	163,327,290	170,988,137

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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 163,327,290 at December 31, 2016 to 155,246,921 at December 31, 2017. See “— Termination of the Trust.”
A Trust Interest entitles the Beneficiary to certain rights, including the right to: (i) receive dividends distributed upon Trust Shares; (ii) have Trust Shares withdrawn from the Trust to be sold for cash through a purchase and sale program established by MetLife, Inc. pursuant to the Plan (the “Purchase and Sale Program”); (iii) deposit in the Trust additional shares of Common Stock purchased through the Purchase and Sale Program; (iv) withdraw Trust Shares, including for exchange in connection with an exchange offer for Common Stock; and (v) instruct the Trustee to vote the Trust Shares on certain matters, each as further described in and limited by the terms of the Trust Agreement. The Trustee has no beneficial interest in the Trust Shares.
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $39 thousand, $32 thousand and $23 thousand for out-of-pocket expenses for the years ended December 31, 2017, 2016 and 2015, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand, $59 thousand and $68 thousand for audit fees for the years ended December 31, 2017, 2016 and 2015, respectively. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constituted less than 25% of the number of issued and outstanding shares of Common Stock at December 31, 2017. As of December 31, 2017, MetLife, Inc. had not advised the Trustee of any intention to voluntarily terminate the Trust.
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”). MetLife, Inc. common shareholders, including the Trust and, by extension, the Beneficiaries, received a distribution of one share of Brighthouse Financial, Inc. common stock for every 11 shares of Common Stock they owned as of 5:00 p.m., New York City time, on the July 19, 2017 record date (the “distribution”). Beneficiaries who beneficially owned less than 11 shares of Common Stock, or others who would have otherwise received fractional shares, received cash. MetLife, Inc. distributed 96,776,670 of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding, representing approximately 80.8% of those shares.

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

Following the distribution, a portion of the cost basis of the Trust Shares was allocated to the Brighthouse Financial, Inc. common stock distributed to Beneficiaries. Of the allocated cost basis, $217 million was attributable to whole shares which were recorded as a withdrawal of Trust Interests during the year ended December 31, 2017 and $24 million was attributable to the fractional shares that Beneficiaries would have otherwise received in the distribution. The cash received in lieu of such fractional shares of $83 million was recorded as a redemption of Trust Interests, net of the $24 million cost basis allocated to such fractional shares, resulting in net realized investment gains of $59 million during the year ended December 31, 2017. At December 31, 2017, the Trust did not hold any shares of Brighthouse Financial, Inc. common stock.
Common Stock Repurchase Authorizations
In addition to previous authorizations, on November 1, 2017, November 10, 2016 and September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion, $3.0 billion and $739 million, respectively, of Common Stock repurchases. During the years ended December 31, 2017, 2016 and 2015, MetLife, Inc. repurchased 56,599,540 shares, 6,948,739 shares and 39,491,991 shares under these repurchase authorizations for $2.9 billion, $372 million and $1.9 billion, respectively. At December 31, 2017, MetLife, Inc. had $1.8 billion remaining under its Common Stock repurchase authorization.
See Note 5 for information regarding subsequent Common Stock repurchases.
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common Stock repurchases are dependent upon several factors, including MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. MetLife, Inc. did not repurchase any shares of Common Stock from the Trust for any of the years ended December 31, 2017, 2016 and 2015.
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
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “— Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” Generally, all other distributions by MetLife, Inc. to its stockholders will be held and distributed by the Trustee to the Custodian and by the Custodian to the Beneficiaries in proportion to their Trust Interests within 60 days of receipt of such distribution by the Trustee, subject to limited exceptions. All security transactions are recorded on a trade date basis. See Note 5 for information on Common Stock dividends declared and paid subsequent to December 31, 2017.
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)

2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 5,693,260, 5,409,612 and 5,950,881 were redeemed for this purpose, which generated net realized investment gains of $279,435 thousand, $167,262 thousand and $222,943 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 58,469, 92,838 and 96,882 for the years ended December 31, 2017, 2016 and 2015, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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
5. Subsequent Events
Common Stock Repurchases
In 2018, through February 16, 2018, MetLife, Inc. repurchased 7,499,116 shares of Common Stock in the open market for $392 million.
Common Stock Dividends
On January 5, 2018, the MetLife, Inc.’s Board of Directors declared a first quarter 2018 Common Stock dividend of $0.40 per share payable on March 13, 2018 to shareholders of record as of February 5, 2018. The aggregate dividend payment to Beneficiaries was $62 million.

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
The Trustee and Ms. Andrews, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2017 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting at December 31, 2017.
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
Independent Auditor’s Fees for 2017 and 2016
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2017 and 2016. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (the “Audit Committee”).

	2017	2016
Audit fees (1)	$58,500	$58,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
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
The financial statements are listed in the Index to Financial Statements and Notes on page 16.

2.	Financial Statement Schedules
Not applicable.

3.	Exhibits
The exhibits are listed in the Exhibit Index on page 29.
Item 16. Form 10-K Summary
None.

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

		Incorporated by Reference
Exhibit No.	Description	Form*	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

3.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

4.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

4.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

4.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

4.5	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

4.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

4.7	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015

4.8	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

4.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017	8-K	001-15787	3.1	October 24, 2017

4.10	Amended and Restated By-Laws of MetLife, Inc., effective September 27, 2016.	8-K	001-15787	3.2	September 29, 2016

4.11	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

4.12	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A	001-15787	99.6	June 10, 2005

4.13	Form of Stock Certificate, 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc.	8-K	001-15787	4.2	May 28, 2015

Incorporated by Reference
Exhibit No.	Description	Form*	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

__________
*All Forms referenced in this Exhibit Index were filed on behalf of MetLife, Inc.

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

Date: March 27, 2018