Form 10-K
period 2018-12-31
METLIFE POLICYHOLDER TRUST
filed 2019-03-27
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Beneficial interests in the MetLife Policyholder Trust
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 21, 2019, 146,392,325 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K of the MetLife Policyholder Trust (the “Trust”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Forward-looking statements are based on assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) dependence upon MetLife, Inc. for the value of the Trust Shares (as defined herein); (ii) limited rights of Beneficiaries (as defined herein), including with respect to voting power over the Trust Shares; (iii) no existing trading market for the Trust Interests (as defined herein) and limited ability of Beneficiaries to transfer such Trust Interests; (iv) termination of the Trust at the discretion of MetLife, Inc., or otherwise pursuant to the terms of the Trust Agreement (as defined herein); (v) a failure in cybersecurity or other information security systems, as well as loss or disclosure of confidential information and adverse impact on the processing of transactions, including those under the Purchase and Sale Program (as defined herein), as a result of events unanticipated in disaster recovery systems; (vi) adverse results or other consequences from litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries; and (vii) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the SEC.
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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Beginning on April 7, 2001, Beneficiaries were able to withdraw all, but generally not less than all, of their allocated shares of Common Stock in the Trust at any time by providing written notice to the Custodian.
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 155,246,921 at December 31, 2017 to 148,035,667 at December 31, 2018.
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
Purchase and Sale Program
See Note 2 of the Notes to the Financial Statements for information regarding the Purchase and Sale Program.

Beneficiary Voting Rights
See Note 4 of the Notes to the Financial Statements for information regarding the manner in which the Trustee may vote, assent or consent the Trust Shares at all times during the term of the Trust (i) on all matters brought for a vote before the stockholders of MetLife, Inc., and (ii) on all Beneficiary Consent Matters (as defined below).
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
Distributions to Trust Beneficiaries
See Note 1 of the Notes to the Financial Statements for information regarding distributions to Beneficiaries.
Termination of the Trust
See Note 1 of the Notes to the Financial Statements for information regarding the termination of the Trust.
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
Common Stock Transactions
The number of Trust Shares declined to 148,035,667 at December 31, 2018 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2018 increased to 15.4% due to Common Stock repurchases by MetLife, Inc., partially offset by these withdrawals, transactions and escheatments, as well as Common Stock issuances by MetLife, Inc. See Note 1 to the Financial Statements for further information regarding Common Stock issuances and repurchases.
In November 2018, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of Common Stock repurchases. At December 31, 2018, MetLife, Inc. had $1.3 billion remaining under the authorization. See Notes 1 and 5 of the Notes to the Financial Statements.
See also “— Restrictions on Payment of Common Stock Dividends to Trust Beneficiaries” for a description of restrictions that may also be applicable to MetLife, Inc.’s ability to repurchase its Common Stock.

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
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $40 thousand, $39 thousand and $32 thousand for out-of-pocket expenses for the years ended December 31, 2018, 2017 and 2016, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees during each of the years ended December 31, 2018, 2017 and 2016. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
Separation of Brighthouse
In August 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to MetLife, Inc. common shareholders, including the Trustee (the “Separation”). See Note 1 of the Notes to the Financial Statements for further information regarding the Separation.
Restrictions on Payment of Common Stock Dividends to Trust Beneficiaries
The declaration and payment of Common Stock dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by MetLife, Inc.’s Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s Common Stock may be subject to restrictions under the terms of MetLife, Inc.’s Series A preferred stock and junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. There can be no assurance that MetLife, Inc. will not in the future be subject to enhanced capital standards, supervision and additional requirements. MetLife, Inc.’s ability to pay dividends could be reduced by any such additional capital requirements that might be imposed.

The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2018 and 2017:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 23, 2018	November 6, 2018	December 13, 2018	$0.420	$63
July 6, 2018	August 6, 2018	September 13, 2018	$0.420	63
April 24, 2018	May 7, 2018	June 13, 2018	$0.420	64
January 5, 2018	February 5, 2018	March 13, 2018	$0.400	62
				$252

October 24, 2017	November 6, 2017	December 13, 2017	$0.400	$63
July 7, 2017	August 7, 2017	September 13, 2017	$0.400	63
April 25, 2017	May 8, 2017	June 13, 2017	$0.400	64
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	65
				$255
The Beneficiaries of the Trust are directed to MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 and the other filings of MetLife, Inc. under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for information regarding MetLife, Inc., including additional information regarding restrictions on MetLife, Inc.’s ability to pay dividends on and repurchase its Common Stock. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of MetLife, Inc. The Trustee relies on receiving information, reports and representations from MetLife, Inc. and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.
Item 1A.  Risk Factors
The Trust has limited resources and is dependent upon MetLife, Inc.
The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends and other distributions. The assets of the Trust consist principally of the Trust Shares. As such, the Trust is exposed to equity market risk; any decline in the market price of Common Stock will adversely affect the value of the Trust’s assets and, correspondingly, the Beneficiaries’ Trust Interests. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2018 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “— Quantitative and Qualitative Disclosures About Market Risk.”
Beneficiaries do not have legal title to any part of the Trust assets and have only certain limited rights.
The Trust has legal title over the Trust Shares. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. A Trust Interest entitles the Beneficiary only to certain rights. See “Business — Overview” and Note 1 of the Notes to the Financial Statements. Voting instructions to the Trustee on any matter not involving a Beneficiary Consent Matter will not be solicited and, if instructions are received, they will not be binding on the Trustee. On all matters other than Beneficiary Consent Matters, the Trustee shall vote, assent or consent the Trust Shares in favor of and in opposition to such matter, or abstain from voting on such matter, in accordance with the recommendation given by the Board of Directors of MetLife, Inc. to its stockholders in respect of the matter, or, if no such recommendation is given, as directed by the Board of Directors of MetLife, Inc.

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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program, and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. At February 14, 2019, the number of Trust Shares represented 15.4% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
The failure in cybersecurity or other information security systems, as well as the occurrence of events unanticipated in disaster recovery systems, could result in a loss or disclosure of confidential information and could adversely impact the processing of transactions, including those under the Purchase and Sale Program.
The Trust depends heavily upon computer systems. In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with the cybersecurity or disaster recovery systems of MetLife, the Custodian or the Trustee could have a material adverse impact on the Trust’s ability to operate, particularly if those problems affect MetLife’s, the Custodian’s or the Trustee’s computer-based data processing, transmission, storage and retrieval systems and destroy or lose valuable data.
Despite a variety of security measures implemented by MetLife, the Custodian and the Trustee, these computer systems may be subject to unauthorized or fraudulent access, social engineering, phishing, computer viruses or other malicious codes, human error, cyberattacks or other computer-related unauthorized disclosures, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies. Such threats have increased recently, especially those associated with government sponsored cyberattacks.
If one or more of these events occurs, it could potentially jeopardize the ability to process transactions, including those under the Purchase and Sale Program, as well as the confidential, proprietary and other information processed and stored in, and transmitted through, such computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could expose the Trust to litigation, and result in increased costs, regulatory investigations and penalties and/or Beneficiary dissatisfaction. Although steps are taken to prevent and detect such attacks, it is possible that a cyber-incident will not be discovered for some time after it occurs, which could increase exposure to these consequences. To date, the Trust has no knowledge of a material cybersecurity breach or disaster. However, there can be no assurance that the information security policies and systems of MetLife, the Custodian and the Trustee can prevent unauthorized access, use or disclosure of confidential information, including nonpublic personal information, nor can there be any assurance that MetLife, the Custodian or the Trustee will be able to reliably access all of the documents and records in the information storage systems used, whether electronic or physical. Insurance for cyber liability, operational and other risks relating to the business and systems of MetLife, the Custodian and the Trustee may not be sufficient to protect the respective companies against such losses or may become less readily available or more expensive which could adversely affect the operations of the Trust. In addition, increased scrutiny of cybersecurity issues by regulators, including new laws or regulations, could result in increased compliance costs.

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
Item 6.  Selected Financial Data
The changes in net assets data for the years ended December 31, 2018, 2017 and 2016, and the balance sheet data at December 31, 2018 and 2017 have been derived from the Trust’s audited financial statements included elsewhere herein. The changes in net assets data for the years ended December 31, 2015 and 2014, and the balance sheet data at December 31, 2016, 2015 and 2014 have also been derived from the Trust’s audited financial statements for such periods but are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Changes in Net Assets Data
Operations
Net investment income	$251,980	$255,010	$263,746	$259,048	$245,994
Net realized investment gains	170,789	279,435	167,262	222,943	274,104
Change in net unrealized investment gains	(1,680,638)	(603,326)	664,844	(1,387,168)	(386,856)
Net increase (decrease) in net assets resulting from operations	(1,257,869)	(68,881)	1,095,852	(905,177)	133,242
Distributions to holders of Trust Interests
From net investment income	(251,980)	(255,010)	(263,746)	(259,048)	(245,994)
From net realized investment gains	(170,789)	(279,435)	(167,262)	(222,943)	(274,104)
Decrease in net assets resulting from distributions	(422,769)	(534,445)	(431,008)	(481,991)	(520,098)
Trust Interests transactions
Cost of Trust Interests issued	2,513	3,043	4,015	4,933	3,862
Cost of Trust Interests redeemed	(65,459)	(101,582)	(77,087)	(84,800)	(100,669)
Cost of Trust Interests withdrawn	(16,284)	(234,657)	(14,141)	(18,464)	(20,653)
Cost of Trust Interests escheated	(11,072)	(15,902)	(19,261)	(33,394)	(28,689)
Net decrease in net assets resulting from Trust Interests transactions	(90,302)	(349,098)	(106,474)	(131,725)	(146,149)
Total increase (decrease) in net assets	(1,770,940)	(952,424)	558,370	(1,518,893)	(533,005)
Net assets
Beginning of year	7,849,284	8,801,708	8,243,338	9,762,231	10,295,236
End of year	$6,078,344	$7,849,284	$8,801,708	$8,243,338	$9,762,231

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data
Assets
Equity securities, at estimated fair value	$6,078,344	$7,849,284	$8,801,708	$8,243,338	$9,762,231
Other assets	74,786	79,217	87,408	85,543	90,837
Total assets	6,153,130	7,928,501	8,889,116	8,328,881	9,853,068
Total liabilities	74,786	79,217	87,408	85,543	90,837
Net assets	$6,078,344	$7,849,284	$8,801,708	$8,243,338	$9,762,231
Net assets consist of:
Trust Interests	$1,953,328	$2,043,630	$2,392,728	$2,499,202	$2,630,927
Net unrealized investment gains	4,125,016	5,805,654	6,408,980	5,744,136	7,131,304
Net assets available for Trust Interests outstanding	$6,078,344	$7,849,284	$8,801,708	$8,243,338	$9,762,231

	At December 31,
	2018	2017	2016	2015	2014
Other Data
Trust Interests rollforward:
Balance at January 1,	155,246,921	163,327,290	170,988,137	180,481,253	190,935,381
Trust Interests issued	55,073	58,469	92,838	96,882	73,014
Trust Interests redeemed	(5,124,688)	(5,693,260)	(5,409,612)	(5,950,881)	(7,064,546)
Trust Interests withdrawn	(1,274,820)	(1,276,085)	(992,368)	(1,295,708)	(1,449,324)
Trust Interests escheated	(866,819)	(1,169,493)	(1,351,705)	(2,343,409)	(2,013,272)
Balance at December 31,	148,035,667	155,246,921	163,327,290	170,988,137	180,481,253

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this discussion, “Trust” refers to the MetLife Policyholder Trust. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Selected Financial Data,” “Quantitative and Qualitative Disclosures About Market Risk” and the Trust’s financial statements included elsewhere herein.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward-Looking Statements.”
Executive Summary
The Trust was established under the Plan and pursuant to the Trust Agreement, in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends and other distributions. See “Business - Overview” and Note 2 of the Notes to the Financial Statements.
The number of Trust Interests outstanding at December 31, 2018 and 2017 was 148,035,667 and 155,246,921, respectively. The decrease of 7,211,254 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.
Results of Operations
Discussion of Results
Year ended December 31, 2018 compared with the year ended December 31, 2017
Net assets in the Trust decreased $1.8 billion, or 23%, to $6.1 billion at December 31, 2018 from $7.8 billion at December 31, 2017. This decrease was primarily due to a decrease in net unrealized investment gains on the Trust Shares, as well as (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $1.7 billion from the prior year. A net reduction of 7,211,254 Trust Interests resulted from (i) a net decrease of 5,069,615 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, (ii) a decrease of 1,274,820 Trust Interests due to withdrawals by Beneficiaries from the Trust, and (iii) a decrease of 866,819 Trust Interests due to escheatment of Trust Shares. The net reduction of Trust Interests through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2018 of $63 million, $16 million and $11 million, respectively. Net investment income of $252 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $171 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2018 and 2017, the related statements of operations, and changes in net assets, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and changes in net assets for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 27, 2019

We have served as the Trust's auditor since 2000.

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2018 and 2017
(In thousands, except Trust Interests and per Trust Interest amounts)

	2018	2017
Assets
Equity securities, at estimated fair value (cost: $1,953,328 and $2,043,630 at December 31, 2018 and 2017, respectively)	$6,078,344	$7,849,284
Cash	31	40
Receivable for equity securities sold	1,767	2,334
Dividends receivable from MetLife, Inc.	72,988	76,843
Total assets	6,153,130	7,928,501
Liabilities
Payable for equity securities purchased	31	40
Payable for Trust Interests redeemed	1,767	2,334
Dividends payable to Trust Beneficiaries	72,988	76,843
Total liabilities	74,786	79,217
Net assets	$6,078,344	$7,849,284
Net assets consist of:
Trust Interests	$1,953,328	$2,043,630
Net unrealized investment gains	4,125,016	5,805,654
Net assets available for Trust Interests outstanding	$6,078,344	$7,849,284
Net asset value per Trust Interest of ($6,078,344/148,035,667) and ($7,849,284/155,246,921) at December 31, 2018 and 2017, respectively	$41.06	$50.56

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net investment income	$251,980	$255,010	$263,746
Net investment gains (losses):
Net realized investment gains	170,789	279,435	167,262
Change in net unrealized investment gains	(1,680,638)	(603,326)	664,844
Total net investment gains (losses)	(1,509,849)	(323,891)	832,106
Net increase (decrease) in net assets resulting from operations	$(1,257,869)	$(68,881)	$1,095,852

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands, except Trust Interests amounts)

	2018	2017	2016
Operations
Net investment income	$251,980	$255,010	$263,746
Net realized investment gains	170,789	279,435	167,262
Change in net unrealized investment gains	(1,680,638)	(603,326)	664,844
Net increase (decrease) in net assets resulting from operations	(1,257,869)	(68,881)	1,095,852
Distributions to holders of Trust Interests
From net investment income	(251,980)	(255,010)	(263,746)
From net realized investment gains	(170,789)	(279,435)	(167,262)
Decrease in net assets resulting from distributions	(422,769)	(534,445)	(431,008)
Trust Interests transactions
Cost of Trust Interests issued	2,513	3,043	4,015
Cost of Trust Interests redeemed	(65,459)	(101,582)	(77,087)
Cost of Trust Interests withdrawn	(16,284)	(234,657)	(14,141)
Cost of Trust Interests escheated	(11,072)	(15,902)	(19,261)
Net decrease in net assets resulting from Trust Interests transactions	(90,302)	(349,098)	(106,474)
Total increase (decrease) in net assets	(1,770,940)	(952,424)	558,370
Net assets
Beginning of year	7,849,284	8,801,708	8,243,338
End of year	$6,078,344	$7,849,284	$8,801,708
Other information
Trust Interests rollforward:
Balance at January 1,	155,246,921	163,327,290	170,988,137
Trust Interests issued	55,073	58,469	92,838
Trust Interests redeemed	(5,124,688)	(5,693,260)	(5,409,612)
Trust Interests withdrawn	(1,274,820)	(1,276,085)	(992,368)
Trust Interests escheated	(866,819)	(1,169,493)	(1,351,705)
Balance at December 31,	148,035,667	155,246,921	163,327,290

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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 155,246,921 at December 31, 2017 to 148,035,667 at December 31, 2018. See “— Termination of the Trust.”
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $40 thousand, $39 thousand and $32 thousand for out-of-pocket expenses for the years ended December 31, 2018, 2017 and 2016, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees during each of the years ended December 31, 2018, 2017 and 2016. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constituted less than 25% of the number of issued and outstanding shares of Common Stock at December 31, 2018. As of December 31, 2018, MetLife, Inc. had not advised the Trustee of any intention to voluntarily terminate the Trust.
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
Common Stock Repurchase Authorizations
In November 2016, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases in addition to previously authorized repurchases. In November 2017, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. In May 2018 and November 2018, MetLife, Inc. announced that its Board of Directors authorized $1.5 billion and $2.0 billion of Common Stock repurchases, respectively. During the years ended December 31, 2018, 2017 and 2016, MetLife, Inc. repurchased 88,029,138 shares, 56,599,540 shares and 6,948,739 shares under these repurchase authorizations for $4.0 billion, $2.9 billion and $372 million, respectively. At December 31, 2018, MetLife, Inc. had $1.3 billion remaining under its Common Stock repurchase authorization.
See Note 5 for information regarding subsequent Common Stock repurchases.
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common Stock repurchases are dependent upon several factors, including MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. MetLife, Inc. did not repurchase any shares of Common Stock from the Trust for any of the years ended December 31, 2018, 2017 and 2016.
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
The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “— Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by MetLife, Inc. to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having, at the time of the investment, a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by MetLife, Inc. to its stockholders will be held and distributed by the Trustee to the Custodian and by the Custodian to the Beneficiaries in proportion to their Trust Interests within 60 days of receipt of such distribution by the Trustee, subject to limited exceptions. All security transactions are recorded on a trade date basis. See Note 5 for information on Common Stock dividends declared and paid subsequent to December 31, 2018.

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
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 5,124,688, 5,693,260 and 5,409,612 were redeemed for this purpose, which generated net realized investment gains of $171 million, $279 million and $167 million for the years ended December 31, 2018, 2017 and 2016, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 55,073, 58,469 and 92,838 for the years ended December 31, 2018, 2017 and 2016, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)

5. Subsequent Events
Common Stock Repurchases
In 2019, through February 14, 2019, MetLife, Inc. repurchased 1,947,100 shares of Common Stock in the open market for $85 million.
Common Stock Dividends
On January 7, 2019, the MetLife, Inc.’s Board of Directors declared a first quarter 2019 Common Stock dividend of $0.42 per share payable on March 13, 2019 to shareholders of record as of February 5, 2019. The aggregate dividend payment to Beneficiaries was $62 million.

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
The Trustee and Ms. Andrews, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
The Trustee has documented and evaluated the effectiveness of the internal control of the Trust at December 31, 2018 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting at December 31, 2018.
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
Item 14.  Principal Accountant Fees and Services
Pursuant to the Trust Agreement, the independent auditor of MetLife, Inc. serves as the independent auditor of the Trust. Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Trust since its inception. Its knowledge of the Trust has enabled it to carry out audits of the Trust’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2018 and 2017
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2018 and 2017. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (the “Audit Committee”).

	2018	2017
Audit fees (1)	$58,500	$58,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
____________

(1)
Fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services and assistance with and review of documents filed with the SEC.

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
The financial statements are listed in the Index to Financial Statements and Notes on page 12.

2.	Financial Statement Schedules
Not applicable.

3.	Exhibits
The exhibits are listed in the Exhibit Index on page 26.
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

		Incorporated by Reference
Exhibit No.	Description	Form*	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

3.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

4.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

4.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

4.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

4.5	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

4.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

4.7	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015

4.8	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

4.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017	8-K	001-15787	3.1	October 24, 2017
4.10	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

4.11	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

4.12	Amended and Restated By-Laws of MetLife, Inc., effective September 25, 2018.	8-K	001-15787	3.2	October 1, 2018

		Incorporated by Reference
Exhibit No.	Description	Form*	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.13	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

4.14	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A	001-15787	99.6	June 10, 2005

4.15	Form of Stock Certificate, 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc.	8-K	001-15787	4.2	May 28, 2015

4.16	Form of Stock Certificate, 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc.	8-K	001-15787	4.1	March 22, 2018

4.17	Form of Stock Certificate, 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.1	June 4, 2018

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

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

Date: March 27, 2019