Form 10-K
period 2019-12-31
METLIFE POLICYHOLDER TRUST
filed 2020-03-26
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

(302) 651-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Beneficial interests in the MetLife Policyholder Trust
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 20, 2020, 139,308,638 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K of the MetLife Policyholder Trust (the “Trust”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “continue” and “remain” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Forward-looking statements are based on assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) dependence upon MetLife, Inc. for the value of the Trust Shares (as defined herein); (ii) limited rights of Beneficiaries (as defined herein), including with respect to voting power over the Trust Shares; (iii) no existing trading market for the Trust Interests (as defined herein) and limited ability of Beneficiaries to transfer such Trust Interests; (iv) termination of the Trust at the discretion of MetLife, Inc., or otherwise pursuant to the terms of the Trust Agreement (as defined herein); (v) a failure in cybersecurity systems or other information security systems or disaster recovery plans; (vi) any failure to protect the confidentiality of Beneficiary information; (vii) adverse results or other consequences from litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries; and (viii) other risks and uncertainties described from time to time in the Trust’s and MetLife, Inc.’s filings with the SEC.
The Trust does not undertake any obligation to publicly correct or update any forward-looking statement if the Trust later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures the Trust or MetLife, Inc. makes on related subjects in reports to the SEC.
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
Under the Plan and the Trust Agreement, each policyholder’s membership interest was extinguished and certain eligible policyholders of Metropolitan Life (the “Trust Eligible Policyholders”) received, in exchange for that interest, a number of interests in the Trust (“Trust Interests”) equal to the number of shares of common stock of MetLife, Inc., par value $0.01 per share (the “Common Stock”), allocated to them in accordance with the Plan. The assets of the Trust consist principally of the shares of Common Stock issued to the Trust (the “Trust Shares”) for the benefit of the Trust Eligible Policyholders and permitted transferees (collectively, the “Beneficiaries”). The Trust Shares are held in the name of the Trustee, on behalf of the Trust, which has legal title over the Trust Shares. The Beneficiaries do not have legal title to any part of the assets of the Trust. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. On April 7, 2000, the date of demutualization of Metropolitan Life, MetLife, Inc. distributed to the Trust 494,466,664 shares of Common Stock for the benefit of policyholders of Metropolitan Life. Beneficiaries may withdraw all, but generally not less than all, of their allocated shares of Common Stock from the Trust at any time by providing written notice to the Custodian.
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 148,035,667 at December 31, 2018 to 140,694,733 at December 31, 2019.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constitute less than 25% of the number of issued and outstanding shares of Common Stock. See “— Common Stock Transactions” and “Risk Factors — The Trust is terminable at any time at the discretion of MetLife, Inc.” MetLife, Inc. has not advised the Trustee of any intention to voluntarily terminate the Trust.
Common Stock Transactions
The number of Trust Shares declined to 140,694,733 at December 31, 2019 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust at December 31, 2019 remained unchanged at 15.4%. See Note 1 to the Financial Statements for further information regarding Common Stock issuances and repurchases.
In July 2019, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of Common Stock repurchases. At December 31, 2019, MetLife, Inc. had $985 million remaining under the authorization. See Notes 1 and 5 of the Notes to the Financial Statements.
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
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $34 thousand, $40 thousand and $39 thousand for out-of-pocket expenses for the years ended December 31, 2019, 2018 and 2017, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees for each of the years ended December 31, 2019, 2018 and 2017. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
Separation of Brighthouse
In 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to MetLife, Inc. common shareholders, including the Trustee (the “Separation”). See Note 1 of the Notes to the Financial Statements for further information regarding the Separation.
Restrictions on Payment of Common Stock Dividends to Trust Beneficiaries
The declaration and payment of Common Stock dividends are subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, and future prospects, as well as regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by MetLife, Inc.’s Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s Common Stock may be subject to restrictions arising under the terms of MetLife, Inc.’s Series A preferred stock and junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress. MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries. There can be no assurance that MetLife, Inc. will not in the future be subject to enhanced capital standards, supervision and additional requirements. MetLife, Inc.’s ability to pay dividends could be reduced by any such additional capital requirements that might be imposed.

The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2019 and 2018:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
Year Ended December 31, 2019
October 22, 2019	November 5, 2019	December 13, 2019	$0.440	$62
July 8, 2019	August 6, 2019	September 13, 2019	0.440	63
April 23, 2019	May 7, 2019	June 13, 2019	0.440	64
January 7, 2019	February 5, 2019	March 13, 2019	0.420	62
Total			$1.740	$251

Year Ended December 31, 2018
October 23, 2018	November 6, 2018	December 13, 2018	$0.420	$63
July 6, 2018	August 6, 2018	September 13, 2018	0.420	63
April 24, 2018	May 7, 2018	June 13, 2018	0.420	64
January 5, 2018	February 5, 2018	March 13, 2018	0.400	62
Total			$1.660	$252
The Beneficiaries of the Trust are directed to MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 and the other filings of MetLife, Inc. under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for information regarding MetLife, Inc., including additional information regarding restrictions on MetLife, Inc.’s ability to pay dividends on and repurchase its Common Stock. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of MetLife, Inc. The Trustee relies on receiving information, reports and representations from MetLife, Inc. and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.
Item 1A.  Risk Factors
The Trust has limited resources and is dependent upon MetLife, Inc.
The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends and other distributions. The assets of the Trust consist principally of the Trust Shares. As such, the Trust is exposed to equity market risk; any decline in the market price of Common Stock will adversely affect the value of the Trust’s assets and, correspondingly, the Beneficiaries’ Trust Interests. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “— Quantitative and Qualitative Disclosures About Market Risk.”
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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program, and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. At February 14, 2020, the number of Trust Shares represented 15.3% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
A failure in the cybersecurity, other information security systems or disaster recovery plans of MetLife, the Custodian or the Trustee could result in a loss or disclosure of confidential information, reputational damage and impairment of the Trust’s ability to operate effectively.
The Trust depends heavily upon computer systems. The computer systems of MetLife, the Custodian or the Trustee may suffer computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, cyberattacks or other penetrations. Efforts to reduce the risk of cyber-incidents and protect information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to computer systems. Such incidents may not be timely detected and they may harm the Trust’s ability to operate.
MetLife, the Custodian or the Trustee may suffer disasters such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war and disaster recovery systems may be insufficient, particularly if these affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. The ability of MetLife, the Custodian or the Trustee to effectively conduct business and maintain the security, confidentiality or privacy of sensitive data would be severely compromised if key personnel are unavailable or their ability to perform their job responsibilities is impaired as a result of a disaster. Any insurance for liability, operational and other risks may be insufficient to protect MetLife, the Custodian or the Trustee against such losses or may become less readily available or more expensive.
Continuous systems and processes evaluation and enhancement, including changes designed to enhance protective measures, increase the risk of a system or process failure or the creation of a gap in security measures. Any of these could adversely impact the processing of transactions, including those under the Purchase and Sale Program, as well as the confidential proprietary and other information processed and stored in, and transmitted through such computer systems and networks or otherwise cause interruptions or malfunctions in the operations of the Trust, which could expose the Trust to litigation and result in increased costs, regulatory investigations and penalties and/or Beneficiary dissatisfaction. Moreover, all of the documents and records in the information storage systems used by MetLife, the Custodian or the Trustee, whether electronic or physical, may not be reliably accessible.
Any failure to protect the confidentiality of Beneficiary information could cause reputational harm or result in legal or regulatory penalties
The Trustee, MetLife or the Custodian may fail to maintain adequate internal controls, fail to comply with relevant policies and procedures, or policies, procedures and controls may not be sufficient. As a result, confidential personal information may be intentionally or unintentionally disclosed or misused, or others may misappropriate it, causing reputational harm or resulting in civil or criminal penalties, which, in turn, could adversely affect the operations of the Trust. Compliance with laws on, or regulators’ scrutiny of, the use, collection, management, or transfer of data and other privacy practices could result in higher costs.
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
Not applicable.
Item 3.  Legal Proceedings
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No public market exists for the Trust Interests.
Item 6.  Selected Financial Data
The changes in net assets data for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data at December 31, 2019 and 2018 have been derived from the Trust’s audited financial statements included elsewhere herein. The changes in net assets data for the years ended December 31, 2016 and 2015, and the balance sheet data at December 31, 2017, 2016 and 2015 have also been derived from the Trust’s audited financial statements for such periods but are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Changes in Net Assets Data
Operations
Net investment income	$251,406	$251,980	$255,010	$263,746	$259,048
Net realized investment gains	176,067	170,789	279,435	167,262	222,943
Change in net unrealized investment gains	1,185,345	(1,680,638)	(603,326)	664,844	(1,387,168)
Net increase (decrease) in net assets resulting from operations	1,612,818	(1,257,869)	(68,881)	1,095,852	(905,177)
Distributions to holders of Trust Interests
From net investment income	(251,406)	(251,980)	(255,010)	(263,746)	(259,048)
From net realized investment gains	(176,067)	(170,789)	(279,435)	(167,262)	(222,943)
Decrease in net assets resulting from distributions	(427,473)	(422,769)	(534,445)	(431,008)	(481,991)
Trust Interests transactions
Cost of Trust Interests issued	1,780	2,513	3,043	4,015	4,933
Cost of Trust Interests redeemed	(66,255)	(65,459)	(101,582)	(77,087)	(84,800)
Cost of Trust Interests withdrawn	(15,923)	(16,284)	(234,657)	(14,141)	(18,464)
Cost of Trust Interests escheated	(12,080)	(11,072)	(15,902)	(19,261)	(33,394)
Net decrease in net assets resulting from Trust Interests transactions	(92,478)	(90,302)	(349,098)	(106,474)	(131,725)
Total increase (decrease) in net assets	1,092,867	(1,770,940)	(952,424)	558,370	(1,518,893)
Net assets
Beginning of year	6,078,344	7,849,284	8,801,708	8,243,338	9,762,231
End of year	$7,171,211	$6,078,344	$7,849,284	$8,801,708	$8,243,338

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data
Assets
Equity securities, at estimated fair value	$7,171,211	$6,078,344	$7,849,284	$8,801,708	$8,243,338
Other assets	71,113	74,786	79,217	87,408	85,543
Total assets	7,242,324	6,153,130	7,928,501	8,889,116	8,328,881
Total liabilities	71,113	74,786	79,217	87,408	85,543
Net assets	$7,171,211	$6,078,344	$7,849,284	$8,801,708	$8,243,338
Net assets consist of:
Trust Interests	$1,860,850	$1,953,328	$2,043,630	$2,392,728	$2,499,202
Net unrealized investment gains	5,310,361	4,125,016	5,805,654	6,408,980	5,744,136
Net assets available for Trust Interests outstanding	$7,171,211	$6,078,344	$7,849,284	$8,801,708	$8,243,338

	Years Ended December 31,
	2019	2018	2017	2016	2015
Other Data
Trust Interests rollforward:
Balance at January 1,	148,035,667	155,246,921	163,327,290	170,988,137	180,481,253
Trust Interests issued	38,441	55,073	58,469	92,838	96,882
Trust Interests redeemed	(5,187,053)	(5,124,688)	(5,693,260)	(5,409,612)	(5,950,881)
Trust Interests withdrawn	(1,246,630)	(1,274,820)	(1,276,085)	(992,368)	(1,295,708)
Trust Interests escheated	(945,692)	(866,819)	(1,169,493)	(1,351,705)	(2,343,409)
Balance at December 31,	140,694,733	148,035,667	155,246,921	163,327,290	170,988,137

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward-Looking Statements” for cautionary language regarding forward-looking statements.
Executive Summary
The Trust was established under the Plan and pursuant to the Trust Agreement, in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends and other distributions. See “Business — Overview” and Note 2 of the Notes to the Financial Statements.
The number of Trust Interests outstanding at December 31, 2019 and 2018 was 140,694,733 and 148,035,667, respectively. The decrease of 7,340,934 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.
Results of Operations
Discussion of Results
Year ended December 31, 2019 compared with the year ended December 31, 2018
Net assets in the Trust increased $1.1 billion, or 18%, to $7.2 billion at December 31, 2019 from $6.1 billion at December 31, 2018. This increase was primarily due to an increase in net unrealized investment gains on the Trust Shares, offset by (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $1.2 billion from the prior year. A net reduction of 7,340,934 Trust Interests resulted from (i) a net decrease of 5,148,612 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, (ii) a decrease of 1,246,630 Trust Interests due to withdrawals by Beneficiaries from the Trust, and (iii) a decrease of 945,692 Trust Interests due to escheatment of Trust Shares. The net reduction of Trust Interests through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares, resulted in decreases in net assets for the year ended December 31, 2019 of $64 million, $16 million and $12 million, respectively. Net investment income of $251 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $176 million recognized on the sale of Trust Shares sold in the Purchase and Sale Program, were fully allocated to Beneficiaries.
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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2019 and 2018, the related statements of operations and changes in net assets, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and changes in net assets for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
March 26, 2020

We have served as the Trust's auditor since 2000.

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2019 and 2018
(In thousands, except Trust Interests and per Trust Interest amounts)

	2019	2018
Assets
Equity securities, at estimated fair value (cost: $1,860,850 and $1,953,328 at December 31, 2019 and 2018, respectively)	$7,171,211	$6,078,344
Cash	41	31
Receivable for equity securities sold	2,537	1,767
Dividends receivable from MetLife, Inc.	68,535	72,988
Total assets	7,242,324	6,153,130
Liabilities
Payable for equity securities purchased	41	31
Payable for Trust Interests redeemed	2,537	1,767
Dividends payable to Trust Beneficiaries	68,535	72,988
Total liabilities	71,113	74,786
Net assets	$7,171,211	$6,078,344
Net assets consist of:
Trust Interests	$1,860,850	$1,953,328
Net unrealized investment gains	5,310,361	4,125,016
Net assets available for Trust Interests outstanding	$7,171,211	$6,078,344
Net asset value per Trust Interest of ($7,171,211/140,694,733) and ($6,078,344/148,035,667) at December 31, 2019 and 2018, respectively	$50.97	$41.06

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Net investment income	$251,406	$251,980	$255,010
Net investment gains (losses):
Net realized investment gains	176,067	170,789	279,435
Change in net unrealized investment gains	1,185,345	(1,680,638)	(603,326)
Total net investment gains (losses)	1,361,412	(1,509,849)	(323,891)
Net increase (decrease) in net assets resulting from operations	$1,612,818	$(1,257,869)	$(68,881)

See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except Trust Interests amounts)

	2019	2018	2017
Operations
Net investment income	$251,406	$251,980	$255,010
Net realized investment gains	176,067	170,789	279,435
Change in net unrealized investment gains	1,185,345	(1,680,638)	(603,326)
Net increase (decrease) in net assets resulting from operations	1,612,818	(1,257,869)	(68,881)
Distributions to holders of Trust Interests
From net investment income	(251,406)	(251,980)	(255,010)
From net realized investment gains	(176,067)	(170,789)	(279,435)
Decrease in net assets resulting from distributions	(427,473)	(422,769)	(534,445)
Trust Interests transactions
Cost of Trust Interests issued	1,780	2,513	3,043
Cost of Trust Interests redeemed	(66,255)	(65,459)	(101,582)
Cost of Trust Interests withdrawn	(15,923)	(16,284)	(234,657)
Cost of Trust Interests escheated	(12,080)	(11,072)	(15,902)
Net decrease in net assets resulting from Trust Interests transactions	(92,478)	(90,302)	(349,098)
Total increase (decrease) in net assets	1,092,867	(1,770,940)	(952,424)
Net assets
Beginning of year	6,078,344	7,849,284	8,801,708
End of year	$7,171,211	$6,078,344	$7,849,284
Other information
Trust Interests rollforward:
Balance at January 1,	148,035,667	155,246,921	163,327,290
Trust Interests issued	38,441	55,073	58,469
Trust Interests redeemed	(5,187,053)	(5,124,688)	(5,693,260)
Trust Interests withdrawn	(1,246,630)	(1,274,820)	(1,276,085)
Trust Interests escheated	(945,692)	(866,819)	(1,169,493)
Balance at December 31,	140,694,733	148,035,667	155,246,921

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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 148,035,667 at December 31, 2018 to 140,694,733 at December 31, 2019. See “— Termination of the Trust.”
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $34 thousand, $40 thousand and $39 thousand for out-of-pocket expenses for the years ended December 31, 2019, 2018 and 2017, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees for each of the years ended December 31, 2019, 2018 and 2017. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Upon a Termination Event or Early Termination Event, the Trustee and the Custodian will take such actions as may be necessary to wind up the Trust and distribute its assets to the Trust Beneficiaries pro rata in accordance with their respective Trust Interests, including the distribution in book-entry form to each Beneficiary, or as otherwise directed by such Beneficiary, together with the Beneficiary’s proportionate share of all unpaid distributions and dividends and interest earned thereon, if applicable. The Trust Agreement provides that MetLife, Inc. may, at its discretion, offer to purchase such shares at the market price of the Common Stock at the time of the purchase.
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constituted less than 25% of the number of issued and outstanding shares of Common Stock at December 31, 2019. As of December 31, 2019, MetLife, Inc. had not advised the Trustee of any intention to voluntarily terminate the Trust.
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

Following the distribution, a portion of the cost basis of the Trust Shares was allocated to the Brighthouse Financial, Inc. common stock distributed to Beneficiaries. Of the allocated cost basis, $217 million was attributable to whole shares which were recorded as a withdrawal of Trust Interests for the year ended December 31, 2017 and $24 million was attributable to the fractional shares that Beneficiaries would have otherwise received in the distribution. The cash received in lieu of such fractional shares of $83 million was recorded as a redemption of Trust Interests, net of the $24 million cost basis allocated to such fractional shares, resulting in net realized investment gains of $59 million for the year ended December 31, 2017. At December 31, 2017, the Trust did not hold any shares of Brighthouse Financial, Inc. common stock.
Common Stock Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2019
	(In millions)
July 31, 2019	$2,000	$985
November 1, 2018	$2,000	$—
May 22, 2018	$1,500	$—
November 1, 2017	$2,000	$—

For the years ended December 31, 2019, 2018 and 2017, MetLife, Inc. repurchased 49,131,501 shares, 88,029,138 shares and 56,599,540 shares under these repurchase authorizations for $2.3 billion, $4.0 billion and $2.9 billion, respectively. See Note 5 for information regarding subsequent Common Stock repurchases.
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common Stock repurchases are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend upon MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. MetLife, Inc. did not repurchase any shares of Common Stock from the Trust during any of the years ended December 31, 2019, 2018 and 2017.
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)

The Trust Agreement provides that regular cash dividends, if any, collected or received by the Trustee with respect to the Trust Shares shall be distributed by the Custodian semi-annually to the Beneficiaries within 90 days after receipt by the Trustee. Distributions of all other cash dividends shall be made by the Custodian to the Beneficiaries on the first business day following the 30th day after the Trust receives the dividends. Alternatively, the Trust Agreement provides that the Trustee may arrange with MetLife, Inc. for the direct payment by MetLife, Inc. of such cash dividends to the Beneficiaries. Historically, MetLife, Inc. has used the latter method. See “— Receivable from MetLife, Inc. and Dividends Payable to Trust Beneficiaries.” The Trust Agreement further provides that pending such distribution, cash dividends (unless distributed directly by MetLife, Inc. to Beneficiaries) shall be invested by the Trustee in short-term obligations of or guaranteed by the United States, or any agency or instrumentality thereof, and in certificates of deposit of any bank or trust company having, at the time of the investment, a combined capital and surplus not less than $500,000,000. Dividends or other distributions in Common Stock will be allocated to the Beneficiaries in proportion to their Trust Interests and held by the Trustee as Trust Shares. Generally, all other distributions by MetLife, Inc. to its stockholders will be held and distributed by the Trustee to the Custodian and by the Custodian to the Beneficiaries in proportion to their Trust Interests within 60 days of receipt of such distribution by the Trustee, subject to limited exceptions. All security transactions are recorded on a trade date basis. See Note 5 for information on Common Stock dividends declared and paid subsequent to December 31, 2019.
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
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 5,187,053, 5,124,688 and 5,693,260 were redeemed for this purpose, which generated net realized investment gains of $176 million, $171 million and $279 million for the years ended December 31, 2019, 2018 and 2017, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares to bring their Trust Interests up to 1,000 shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 38,441, 55,073 and 58,469 for the years ended December 31, 2019, 2018 and 2017, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
Beneficiaries may withdraw all, but generally not less than all, of their allocated shares of Common Stock from the Trust at any time by providing written notice to the Custodian. After the passage of sufficient time, any unclaimed cash and Common Stock will be remitted as unclaimed property to the state of last known residence of the Beneficiary, as is the case with other types of unclaimed property. The schedule by which unclaimed property escheats varies by state, but is generally within three to five years of abandonment.
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
5. Subsequent Events
Common Stock Repurchases
In 2020, through February 14, 2020, MetLife, Inc. repurchased 973,315 shares of Common Stock in the open market for $51 million.
Common Stock Dividends
On January 7, 2020, the MetLife, Inc.’s Board of Directors declared a first quarter 2020 Common Stock dividend of $0.44 per share payable on March 13, 2020 to shareholders of record as of February 4, 2020. The aggregate dividend payment to Beneficiaries was $62 million.
Value of Trust Interests
In late February through the date of this filing, the significant volatility in global financial markets has caused, among other things, significant changes to the market price of the Common Stock. This has affected the value of the Trust Shares and, correspondingly, the value of the Beneficiaries’ Trust Interests. The ultimate impact of these events on the Trust and the Common Stock cannot be estimated as of the date of this filing.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
The Trustee, with the participation of Beth Andrews, Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Andrews concluded that these disclosure controls and procedures were effective as of December 31, 2019.
The Trustee and Ms. Andrews, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. In fulfilling this responsibility, estimates and judgments by the Trustee are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing the Trustee with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with the Trustee’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.
The Trustee has evaluated the design and operating effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2019.
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
Item 14.  Principal Accountant Fees and Services
Pursuant to the Trust Agreement, the independent auditor of MetLife, Inc. serves as the independent auditor of the Trust. Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Trust since 2000. Its knowledge of the Trust has enabled it to carry out audits of the Trust’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Under current legal requirements, the lead or concurring audit partner for MetLife, Inc. may not serve in that role for more than five consecutive fiscal years, and the Audit Committee of MetLife, Inc. (the “Audit Committee”) ensures the regular rotation of the audit engagement team partners as required by law. The Chair of the Audit Committee is actively involved in the selection process for the lead and concurring partners.
Independent Auditor’s Fees for 2019 and 2018
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2019 and 2018. All fees shown in the table were related to services that were approved by the Audit Committee.

	2019	2018
Audit fees (1)	$58,500	$58,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
____________

(1)
Fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services and assistance with and review of documents filed with the SEC.

Approval of Fees
The Trust does not have an audit committee. The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform pre-approved audit services and pre-approved audit-related, tax and other permitted non-audit services that MetLife, Inc. expects to be performed for the fiscal year, including for the Trust. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife, Inc.’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
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

		Incorporated by Reference
Exhibit No.	Description	Form*	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

3.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

4.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

4.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

4.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

4.1.4	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015

4.1.5	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

4.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

4.1.7	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

4.1.8	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

4.1.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017	8-K	001-15787	3.1	October 24, 2017

4.1.10	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

4.1.11	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

4.1.12	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc. filed with the Secretary of the State of Delaware on January 8, 2020	8-K	001-15787	3.1	January 9, 2020

		Incorporated by Reference
Exhibit No.	Description	Form*	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.2	Amended and Restated By-Laws of MetLife, Inc., effective September 25, 2018.	8-K	001-15787	3.2	October 1, 2018

4.3	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

4.4	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A	001-15787	99.6	June 10, 2005

4.5	Form of Stock Certificate, 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc.	8-K	001-15787	4.2	May 28, 2015

4.6	Form of Stock Certificate, 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc.	8-K	001-15787	4.1	March 22, 2018

4.7	Form of Stock Certificate, 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.1	June 4, 2018

4.8	Form of Stock Certificate, 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.1	January 9, 2020

4.9	Description of Securities					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

Date: March 26, 2020