Form 10-K
period 2020-12-31
METLIFE POLICYHOLDER TRUST
filed 2021-03-29
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 19, 2021, 134,579,813 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K of the MetLife Policyholder Trust (the “Trust”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “arising,” “assumes,” “become,” “believes,” “can,” “could,” “expected,” “future,” “if,” “intended,” “intention,” “likely,” “may,” “might,” “possible,” “probable,” “prospective,” “risk,” “scheduled,” “shall,” “should,” “until,” “when,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, future performance, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
Many factors determine the Trust’s results, and they involve unpredictable risks and uncertainties. The Trust’s forward-looking statements depend on its assumptions, its expectations, and its understanding of the economic environment, but they may be inaccurate and may change. The Trust does not guarantee any future performance. The Trust’s results could differ materially from those it expresses or implies in forward-looking statements. The risks, uncertainties, and other factors identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(i)dependence upon MetLife, Inc. for the value of the Trust Shares (as defined herein);
(ii)limited rights of Beneficiaries (as defined herein), including with respect to voting power over the Trust Shares;
(iii)no existing trading market for the Trust Interests (as defined herein) and limited ability of Beneficiaries to transfer such Trust Interests;
(iv)termination of the Trust at the discretion of MetLife, Inc., or otherwise pursuant to the terms of the Trust Agreement (as defined herein);
(v)confidential information protection or other cybersecurity or disaster recovery failures, including any failure to protect the confidentiality of Beneficiary information; and
(vi)litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries.
The Trust will not publicly correct or update any forward-looking statements if it believes it is not likely to achieve them or for any other reasons. Please consult any further disclosures the Trust or MetLife, Inc. makes on related subjects in subsequent reports to the U.S. Securities and Exchange Commission.
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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 140,694,733 at December 31, 2019 to 135,958,492 at December 31, 2020.
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
Common Stock Transactions
The number of Trust Shares declined to 135,958,492 at December 31, 2020 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust decreased from 15.4% at December 31, 2019 to 15.2% at December 31, 2020. See Note 1 to the Financial Statements for further information regarding Common Stock issuances and repurchases.
In December 2020, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of Common Stock repurchases. At December 31, 2020, MetLife, Inc. had $2.8 billion remaining under the authorization. See Note 1 of the Notes to the Financial Statements.
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
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $81 thousand, $34 thousand and $40 thousand for out-of-pocket expenses for the years ended December 31, 2020, 2019 and 2018, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees for each of the years ended December 31, 2020, 2019 and 2018. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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

The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2020 and 2019:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
Year Ended December 31, 2020
October 20, 2020	November 3, 2020	December 14, 2020	$0.460	$63
July 8, 2020	August 4, 2020	September 14, 2020	0.460	63
April 28, 2020	May 8, 2020	June 12, 2020	0.460	64
January 7, 2020	February 4, 2020	March 13, 2020	0.440	62
Total			$1.820	$252

Year Ended December 31, 2019
October 22, 2019	November 5, 2019	December 13, 2019	$0.440	$62
July 8, 2019	August 6, 2019	September 13, 2019	0.440	63
April 23, 2019	May 7, 2019	June 13, 2019	0.440	64
January 7, 2019	February 5, 2019	March 13, 2019	0.420	62
Total			$1.740	$251
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
The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends and other distributions. The assets of the Trust consist principally of the Trust Shares. As such, the Trust is exposed to equity market risk; any decline in the market price of Common Stock will adversely affect the value of the Trust’s assets and, correspondingly, the Beneficiaries’ Trust Interests. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “— Quantitative and Qualitative Disclosures About Market Risk.”
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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program, and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. At February 12, 2021, the number of Trust Shares represented 15.3% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
MetLife, Inc., the Custodian, the Trustee or any of their respective vendors may fail to protect confidential information, including Beneficiary confidential information, due to a failure in their respective cybersecurity or other information security systems, or disaster recovery plans, and any such failure may also adversely affect the Trust’s operations.
The Trust depends heavily upon computer systems. The computer systems of MetLife, Inc., the Custodian, the Trustee or any of their respective vendors may suffer computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, cyberattacks or other penetrations. Efforts to reduce the risk of cyber-incidents and protect information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to computer systems. Such incidents may not be timely detected and they may harm the Trust’s ability to operate.
MetLife, Inc., the Custodian, the Trustee or any of their respective vendors may fail to maintain adequate internal controls or comply with relevant policies and procedures, or these controls, policies, and procedures may not be sufficient. As a result, confidential personal information may be intentionally or unintentionally disclosed or misused, or others may misappropriate it.
MetLife, Inc., the Custodian, the Trustee or any of their respective vendors may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war and disaster recovery systems may be insufficient, particularly if these affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. The ability of MetLife, Inc., the Custodian or the Trustee to effectively conduct business and maintain the security, integrity, confidentiality or privacy of sensitive data could be severely compromised if key personnel are unavailable, or if vendors’ ability to provide goods and services or to perform their job responsibilities is impaired by a disaster. Any insurance for liability, operational and other risks may be insufficient to protect MetLife, Inc., the Custodian or the Trustee against such losses or may become less readily available or more expensive.

Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase compliance costs. Regulators, Trust Beneficiaries or others may act against the Trust for any cybersecurity failures. Continuous technological evaluations and enhancements, including changes designed to update protective measures, may increase the risk of a breach or gap in security measures. Any of these could adversely impact the processing of transactions, including those under the Purchase and Sale Program, as well as the confidential proprietary and other information processed and stored in, and transmitted through such computer systems and networks or otherwise cause interruptions or malfunctions in the operations of the Trust, which could expose the Trust to litigation and result in increased costs, regulatory investigations and penalties and/or Beneficiary dissatisfaction. Moreover, all of the documents and records in the information storage systems used by MetLife, Inc., the Custodian or the Trustee, whether electronic or physical, may not be reliably accessible. Compliance with laws on, or regulators’ scrutiny of, the use, collection, management, or transfer of data and other privacy practices could result in higher costs.
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
Item 6.  Selected Financial Data
Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Trust’s financial statements included elsewhere herein.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward-Looking Statements” for cautionary language regarding forward-looking statements.
For information relating to the Trust’s financial condition and results of operations as of and for the year ended December 31, 2018, as well as for the year ended December 31, 2019 compared with the year ended December 31, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
The number of Trust Interests outstanding at December 31, 2020 and 2019 was 135,958,492 and 140,694,733, respectively. The decrease of 4,736,241 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.
Results of Operations
Discussion of Results
Year ended December 31, 2020 compared with the year ended December 31, 2019
Net assets in the Trust decreased $788 million, or 11%, to $6.4 billion at December 31, 2020 from $7.2 billion at December 31, 2019. This decrease was primarily due to a decrease in net unrealized investment gains on the Trust Shares, as well as (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $729 million from the prior year. A net reduction of 4,736,241 Trust Interests resulted from (i) a net decrease of 3,116,185 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, (ii) a decrease of 806,683 Trust Interests due to withdrawals by Beneficiaries from the Trust, and (iii) a decrease of 813,373 Trust Interests due to escheatment of Trust Shares. The net reduction of Trust Interests through the Purchase and Sale Program, withdrawals by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares decreased net assets for the year ended December 31, 2020 by $38 million, $10 million and $10 million, respectively. Net investment income of $252 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $93 million recognized on the sale of Trust Shares sold through the Purchase and Sale Program, were fully allocated to Beneficiaries.
Subsequent Event
Common Stock Dividends
On January 7, 2021, the MetLife, Inc.’s Board of Directors declared a first quarter 2021 Common Stock dividend of $0.46 per share payable on March 15, 2021 to shareholders of record as of February 5, 2021. The aggregate dividend payment to Beneficiaries was $62 million.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2020 and 2019, the related statements of operations and changes in net assets, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and changes in net assets for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP
New York, New York
March 26, 2021

We have served as the Trust's auditor since 2000.

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2020 and 2019
(In thousands, except Trust Interests and per Trust Interest amounts)

	2020	2019
Assets
Equity securities, at estimated fair value (cost: $1,802,370 and $1,860,850 at December 31, 2020 and 2019, respectively)	$6,383,251	$7,171,211
Cash	15	41
Receivable for equity securities sold	1,244	2,537
Dividends receivable from MetLife, Inc.	74,137	68,535
Total assets	6,458,647	7,242,324
Liabilities
Payable for equity securities purchased	15	41
Payable for Trust Interests redeemed	1,244	2,537
Dividends payable to Trust Beneficiaries	74,137	68,535
Total liabilities	75,396	71,113
Net assets	$6,383,251	$7,171,211
Net assets consist of:
Trust Interests	$1,802,370	$1,860,850
Net unrealized investment gains	4,580,881	5,310,361
Net assets available for Trust Interests outstanding	$6,383,251	$7,171,211
Net asset value per Trust Interest of ($6,383,251/135,958,492) and ($7,171,211/140,694,733) at December 31, 2020 and 2019, respectively	$46.95	$50.97
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Net investment income	$251,896	$251,406	$251,980
Net investment gains (losses):
Net realized investment gains	92,843	176,067	170,789
Change in net unrealized investment gains	(729,480)	1,185,345	(1,680,638)
Total net investment gains (losses)	(636,637)	1,361,412	(1,509,849)
Net increase (decrease) in net assets resulting from operations	$(384,741)	$1,612,818	$(1,257,869)
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands, except Trust Interests amounts)

	2020	2019	2018
Operations
Net investment income	$251,896	$251,406	$251,980
Net realized investment gains	92,843	176,067	170,789
Change in net unrealized investment gains	(729,480)	1,185,345	(1,680,638)
Net increase (decrease) in net assets resulting from operations	(384,741)	1,612,818	(1,257,869)
Distributions to holders of Trust Interests
From net investment income	(251,896)	(251,406)	(251,980)
From net realized investment gains	(92,843)	(176,067)	(170,789)
Decrease in net assets resulting from distributions	(344,739)	(427,473)	(422,769)
Trust Interests transactions
Cost of Trust Interests issued	3,113	1,780	2,513
Cost of Trust Interests redeemed	(40,900)	(66,255)	(65,459)
Cost of Trust Interests withdrawn	(10,304)	(15,923)	(16,284)
Cost of Trust Interests escheated	(10,389)	(12,080)	(11,072)
Net decrease in net assets resulting from Trust Interests transactions	(58,480)	(92,478)	(90,302)
Total increase (decrease) in net assets	(787,960)	1,092,867	(1,770,940)
Net assets
Beginning of year	7,171,211	6,078,344	7,849,284
End of year	$6,383,251	$7,171,211	$6,078,344
Other information
Trust Interests rollforward:
Balance at January 1,	140,694,733	148,035,667	155,246,921
Trust Interests issued	85,874	38,441	55,073
Trust Interests redeemed	(3,202,059)	(5,187,053)	(5,124,688)
Trust Interests withdrawn	(806,683)	(1,246,630)	(1,274,820)
Trust Interests escheated	(813,373)	(945,692)	(866,819)
Balance at December 31,	135,958,492	140,694,733	148,035,667
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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 140,694,733 at December 31, 2019 to 135,958,492 at December 31, 2020. See “— Termination of the Trust.”
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $81 thousand, $34 thousand and $40 thousand for out-of-pocket expenses for the years ended December 31, 2020, 2019 and 2018, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees for each of the years ended December 31, 2020, 2019 and 2018. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constituted 15.2% of the issued and outstanding shares of Common Stock at December 31, 2020. As of December 31, 2020, MetLife, Inc. had not advised the Trustee of any intention to voluntarily terminate the Trust.

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)
Common Stock Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2020
	(In millions)
December 11, 2020	$3,000	$2,835
July 31, 2019	$2,000	$—
November 1, 2018	$2,000	$—
May 22, 2018	$1,500	$—
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common Stock repurchases are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend upon MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. MetLife, Inc. did not repurchase any shares of Common Stock from the Trust during any of the years ended December 31, 2020, 2019 and 2018.
For the years ended December 31, 2020, 2019 and 2018, MetLife, Inc. repurchased 26,361,487 shares, 49,131,501 shares and 88,029,138 shares under these repurchase authorizations for $1.2 billion, $2.3 billion and $4.0 billion, respectively.
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
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Trust Interests of 3,202,059, 5,187,053 and 5,124,688 were redeemed for this purpose, which generated net realized investment gains of $93 million, $176 million and $171 million for the years ended December 31, 2020, 2019 and 2018, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Trust Interests of 85,874, 38,441 and 55,073 for the years ended December 31, 2020, 2019 and 2018, respectively, were issued for this purpose. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
The Trustee, with the participation of Beth Andrews, Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Andrews concluded that these disclosure controls and procedures were effective as of December 31, 2020.
The Trustee and Ms. Andrews, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2020.
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
Independent Auditor’s Fees for 2020 and 2019
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2020 and 2019. All fees shown in the table were related to services that were approved by the Audit Committee.

	2020	2019
Audit fees (1)	$58,500	$58,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
____________
(1)Fees for services to perform an audit in accordance with auditing standards of the PCAOB and services that generally only the Trust’s independent auditor can reasonably provide, such as attest services and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Part IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements
The financial statements are listed in the Index to Financial Statements and Notes on page 10.
2.Financial Statement Schedules
Not applicable.
3.Exhibits
The exhibits are listed in the Exhibit Index on page 23.
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

		Incorporated by Reference
Exhibit No.	Description	Form*	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

3.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

4.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

4.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

4.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

4.1.4	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015

4.1.5	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

4.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

4.1.7	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

4.1.8	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

4.1.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017	8-K	001-15787	3.1	October 24, 2017

4.1.10	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

4.1.11	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

		Incorporated by Reference
Exhibit No.	Description	Form*	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.1.12	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc. filed with the Secretary of the State of Delaware on January 8, 2020	8-K	001-15787	3.1	January 9, 2020

4.1.13	Certificate of Designations of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of the State of Delaware on September 9, 2020.	8-K	001-15787	3.1	September 10, 2020

4.2	Amended and Restated By-Laws of MetLife, Inc., effective September 25, 2018.	8-K	001-15787	3.2	October 1, 2018

4.3	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

4.4	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A	001-15787	99.6	June 10, 2005

4.5	Form of Stock Certificate, 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc.	8-K	001-15787	4.2	May 28, 2015

4.6	Form of Stock Certificate, 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc.	8-K	001-15787	4.1	March 22, 2018

4.7	Form of Stock Certificate, 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.1	June 4, 2018

4.8	Form of Stock Certificate, 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.1	January 9, 2020

4.9	Form of Stock Certificate, 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc.	8-K	001-15787	4.1	September 10, 2020

4.10	Description of Securities					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

Date: March 26, 2021