Form 10-K
period 2021-12-31
METLIFE POLICYHOLDER TRUST
filed 2022-03-25
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 18, 2022, 128,017,747 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K of the MetLife Policyholder Trust (the “Trust”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, future performance, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
Many factors determine the Trust’s results, and they involve unpredictable risks and uncertainties. The Trust’s forward-looking statements depend on its assumptions, its expectations, and its understanding of the economic environment, but they may be inaccurate and may change. The Trust does not guarantee any future performance. The Trust’s results could differ materially from those it expresses or implies in forward-looking statements. The risks, uncertainties and other factors, including those relating to the COVID-19 pandemic, identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
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
(v)confidential information protection or other cybersecurity or disaster recovery failures, including any failure to protect the confidentiality and integrity of data, including Beneficiary information; and
(vi)litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries.
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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 135,958,492 at December 31, 2020 to 129,271,548 at December 31, 2021.
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
Common Stock Transactions
The number of Trust Shares declined to 129,271,548 at December 31, 2021 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust increased from 15.2% at December 31, 2020 to 15.7% at December 31, 2021. See Note 1 to the Financial Statements for further information regarding Common Stock issuances and repurchases.
In August 2021, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of Common Stock repurchases. At December 31, 2021, MetLife, Inc. had $1.5 billion remaining under the authorization. See Note 1 of the Notes to the Financial Statements.
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
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $38 thousand, $81 thousand and $34 thousand for out-of-pocket expenses for the years ended December 31, 2021, 2020 and 2019, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees for each of the years ended December 31, 2021, 2020 and 2019. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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

The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2021 and 2020:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
Year Ended December 31, 2021
October 21, 2021	November 9, 2021	December 14, 2021	$0.480	$63
July 8, 2021	August 10, 2021	September 14, 2021	0.480	63
April 27, 2021	May 11, 2021	June 14, 2021	0.480	64
January 7, 2021	February 5, 2021	March 15, 2021	0.460	62
Total			$1.900	$252

Year Ended December 31, 2020
October 20, 2020	November 3, 2020	December 14, 2020	$0.460	$63
July 8, 2020	August 4, 2020	September 14, 2020	0.460	63
April 28, 2020	May 8, 2020	June 12, 2020	0.460	64
January 7, 2020	February 4, 2020	March 13, 2020	0.440	62
Total			$1.820	$252
The Beneficiaries of the Trust are directed to MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 and the other filings of MetLife, Inc. under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for information regarding MetLife, Inc., including additional information regarding restrictions on MetLife, Inc.’s ability to pay dividends on and repurchase its Common Stock. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of MetLife, Inc. The Trustee relies on receiving information, reports and representations from MetLife, Inc. and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.
Item 1A.  Risk Factors
The Trust has limited resources and is dependent upon MetLife, Inc.
The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends and other distributions. The assets of the Trust consist principally of the Trust Shares. As such, the Trust is exposed to equity market risk; any decline in the market price of Common Stock will adversely affect the value of the Trust’s assets and, correspondingly, the Beneficiaries’ Trust Interests. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2021 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “— Quantitative and Qualitative Disclosures About Market Risk.”
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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program, and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. At February 11, 2022, the number of Trust Shares represented 15.6% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
MetLife, Inc., the Custodian, the Trustee or any of their respective vendors may fail to protect the confidentiality and integrity of data, including Beneficiary confidential information, as a result of a failure in any of their respective cybersecurity or other information security systems, or disaster recovery plans, and any such failure may also adversely affect the Trust’s operations.
The Trust is highly dependent on the effective operation of the information systems of MetLife, Inc., the Custodian and the Trustee and their respective vendors. The operations of the Trust rely on the proper functioning of these systems, and any of these systems may suffer computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, cyberattacks or other penetrations. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may adversely affect the Trust’s ability to operate and may result in regulatory enforcement action.
Notwithstanding compliance with regulatory and accounting requirements in relation to internal controls and the Trustee’s conclusion that internal control over reporting for the Trust is effective as of the date reported, there is a risk that MetLife, Inc.’s, the Custodian’s, the Trustee’s or any of their respective vendors’ internal controls will prove to be ineffective and significant deficiencies or material weaknesses in the Trust’s internal controls may occur in the future.
MetLife, Inc., the Custodian, the Trustee or any of their respective vendors may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, ransomware or cyberattack, or war, and other breaches of cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While MetLife, Inc., the Custodian and the Trustee have implemented, and require their respective critical vendors to implement, what is believed to be effective cybersecurity and data protection measures, efforts to minimize the risk of cyber-incidents and protect information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to the systems of MetLife Inc., the Custodian, the Trustee and their respective vendors, including as a result of software code that contains vulnerabilities that are unknown that may increase the potential of cyber-attacks or unauthorized access. Such incidents may not be timely detected. There is no assurance that the security measures of MetLife, Inc., the Custodian, the Trustee or any of their respective vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.

In connection with the Trust’s operations, personal, confidential and proprietary information are routinely transmitted, received and stored by electronic means. Failure to keep such information confidential and secure may result in the intentional or unintentional disclosure or misuse of confidential information, as well as others’ misappropriation of such confidential information which could result in significant legal and regulatory liability and expenses.
Information security and disaster recovery systems may be insufficient to safeguard the Trust’s operations, particularly if computer-based data processing, transmission, storage and retrieval systems are affected, and confidentiality, integrity or availability of valuable data are adversely impacted. The ability of MetLife, Inc., the Custodian or the Trustee to conduct business effectively and maintain the security, integrity, confidentiality or privacy of sensitive data could be severely compromised if key personnel are unavailable, or if vendors’ ability to provide goods and services or to perform their job responsibilities is impaired by a disaster. MetLife, Inc., the Custodian or the Trustee may not carry insurance sufficient to protect the Trust from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies. Regulators, Trust Beneficiaries or others may act against the Trust for any cybersecurity failures. Continuous technological evaluations and enhancements, including changes designed to update protective measures, may increase the risk of a breach or gap in security measures. Any of these could adversely impact the processing of transactions, including those under the Purchase and Sale Program, as well as the confidential proprietary and other information processed and stored in, and transmitted through such computer systems and networks or otherwise cause interruptions or malfunctions in the operations of the Trust, which could expose the Trust to litigation and result in increased costs, regulatory investigations and penalties and/or Beneficiary dissatisfaction. Moreover, all of the documents and records in the information storage systems used by MetLife, Inc., the Custodian or the Trustee, whether electronic or physical, may not be reliably accessible. Compliance with laws on, or regulators’ scrutiny of, the use, collection, management, or transfer of data and other privacy practices could result in higher costs.
MetLife, Inc., the Custodian and the Trustee have an increasing challenge of attracting and retaining highly qualified personnel to combat security threats. Continuous technological evaluations and enhancements, including changes designed to update protective measures, may increase the risk of a breach or gap in security. The Trust may incur higher costs to comply with laws on, or regulators’ scrutiny of, the use, collection, management or transfer of data and other privacy practices. There can be no assurance that enhancements to the cybersecurity and information security systems of MetLife, Inc., the Custodian or the Trustee will be effective in preventing or limiting the impact of future cybersecurity incidents.
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
Item 6.  Reserved

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
For information relating to the Trust’s financial condition and results of operations as of and for the year ended December 31, 2019. as well as for the year ended December 31, 2020 compared with the year ended December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
The number of Trust Interests outstanding at December 31, 2021 and 2020 was 129,271,548 and 135,958,492, respectively. The decrease of 6,686,944 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.
Results of Operations
Discussion of Results
Year ended December 31, 2021 compared with the year ended December 31, 2020
Net assets in the Trust increased $1.7 billion, or 27%, to $8.1 billion at December 31, 2021 from $6.4 billion at December 31, 2020. This increase was primarily due to an increase in net unrealized investment gains on the Trust Shares, partially offset by (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals of Trust Shares by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $1.8 billion from the prior year. A net reduction of 6,686,944 Trust Interests resulted from (i) a net decrease of 4,201,186 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, (ii) a decrease of 1,429,984 Trust Interests due to withdrawals of Trust Shares by Beneficiaries from the Trust, and (iii) a decrease of 1,055,774 Trust Interests due to escheatment of Trust Shares. The net reduction of Trust Interests as a result of activity through the Purchase and Sale Program, withdrawals of Trust Shares by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares decreased net assets for the year ended December 31, 2021 by $52 million, $18 million and $13 million, respectively. Net investment income of $252 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $202 million recognized on the sale of Trust Shares sold through the Purchase and Sale Program, were fully allocated to Beneficiaries.
Subsequent Event
Common Stock Dividends
On January 10, 2022, the MetLife, Inc.’s Board of Directors declared a first quarter 2022 Common Stock dividend of $0.48 per share payable on March 14, 2022 to shareholders of record as of February 8, 2022. The aggregate dividend payment to Beneficiaries was $62 million.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2021 and 2020, the related statements of operations and changes in net assets, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations and changes in net assets for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
March 25, 2022

We have served as the Trust's auditor since 2000.

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2021 and 2020
(In thousands, except Trust Interests and per Trust Interest amounts)

	2021	2020
Assets
Equity securities, at estimated fair value (cost: $1,718,463 and $1,802,370 at December 31, 2021 and 2020, respectively)	$8,078,179	$6,383,251
Cash	21	15
Receivable for equity securities sold	1,944	1,244
Dividends receivable from MetLife, Inc.	75,584	74,137
Total assets	8,155,728	6,458,647
Liabilities
Payable for equity securities purchased	21	15
Payable for Trust Interests redeemed	1,944	1,244
Dividends payable to Trust Beneficiaries	75,584	74,137
Total liabilities	77,549	75,396
Net assets	$8,078,179	$6,383,251
Net assets consist of:
Trust Interests	$1,718,463	$1,802,370
Net unrealized investment gains	6,359,716	4,580,881
Net assets available for Trust Interests outstanding	$8,078,179	$6,383,251
Net asset value per Trust Interest of ($8,078,179/129,271,548) and ($6,383,251/135,958,492) at December 31, 2021 and 2020, respectively	$62.49	$46.95
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net investment income	$252,180	$251,896	$251,406
Net investment gains (losses):
Net realized investment gains	201,959	92,843	176,067
Change in net unrealized investment gains	1,778,835	(729,480)	1,185,345
Total net investment gains (losses)	1,980,794	(636,637)	1,361,412
Net increase (decrease) in net assets resulting from operations	$2,232,974	$(384,741)	$1,612,818
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands, except Trust Interests amounts)

	2021	2020	2019
Operations
Net investment income	$252,180	$251,896	$251,406
Net realized investment gains	201,959	92,843	176,067
Change in net unrealized investment gains	1,778,835	(729,480)	1,185,345
Net increase (decrease) in net assets resulting from operations	2,232,974	(384,741)	1,612,818
Distributions to holders of Trust Interests
From net investment income	(252,180)	(251,896)	(251,406)
From net realized investment gains	(201,959)	(92,843)	(176,067)
Decrease in net assets resulting from distributions	(454,139)	(344,739)	(427,473)
Trust Interests transactions
Cost of Trust Interests issued	1,916	3,113	1,780
Cost of Trust Interests redeemed	(54,071)	(40,900)	(66,255)
Cost of Trust Interests withdrawn	(18,266)	(10,304)	(15,923)
Cost of Trust Interests escheated	(13,486)	(10,389)	(12,080)
Net decrease in net assets resulting from Trust Interests transactions	(83,907)	(58,480)	(92,478)
Total increase (decrease) in net assets	1,694,928	(787,960)	1,092,867
Net assets
Beginning of year	6,383,251	7,171,211	6,078,344
End of year	$8,078,179	$6,383,251	$7,171,211
Other information
Trust Interests rollforward:
Balance at January 1,	135,958,492	140,694,733	148,035,667
Trust Interests issued	31,979	85,874	38,441
Trust Interests redeemed	(4,233,165)	(3,202,059)	(5,187,053)
Trust Interests withdrawn	(1,429,984)	(806,683)	(1,246,630)
Trust Interests escheated	(1,055,774)	(813,373)	(945,692)
Balance at December 31,	129,271,548	135,958,492	140,694,733
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Notes to the Financial Statements

1. Significant Accounting Policies
Description of the Trust
The MetLife Policyholder Trust (the “Trust”) was established under the Metropolitan Life Insurance Company (“Metropolitan Life”) plan of reorganization (the “Plan”) and pursuant to the MetLife Policyholder Trust Agreement, dated as of November 3, 1999, by and among Metropolitan Life, MetLife, Inc., Wilmington Trust Company (not in its individual capacity, but solely as trustee for the Trust, the “Trustee”) and ChaseMellon Shareholder Services, L.L.C., as custodian (now known as Computershare Inc., the “Custodian”) (as amended on November 8, 2001, the “Trust Agreement”), in connection with the conversion of Metropolitan Life from a mutual life insurance company to a stock life insurance company. The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares (as defined below) and certain closely related activities, such as distributing cash dividends and other distributions. The Trust has no employees.
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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 135,958,492 at December 31, 2020 to 129,271,548 at December 31, 2021. See “— Termination of the Trust.”
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
(ii)Gains (losses) on Trust Shares withdrawn from the Trust and sold for cash through the Purchase and Sale Program are recorded as net realized investment gains (losses) relating to distributions to holders of Trust Interests and represent the difference between the sales proceeds and the cost basis of such shares. The cost basis of such shares is recorded as a reduction in Trust Interests at cost and classified as Trust Interests redeemed;
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $38 thousand, $81 thousand and $34 thousand for out-of-pocket expenses for the years ended December 31, 2021, 2020 and 2019, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees for each of the years ended December 31, 2021, 2020 and 2019. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constituted 15.7% of the issued and outstanding shares of Common Stock at December 31, 2021. As of December 31, 2021, MetLife, Inc. had not advised the Trustee of any intention to voluntarily terminate the Trust.

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)
Common Stock Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2021
	(In millions)
August 4, 2021	$3,000	$1,506
December 11, 2020	$3,000	$—
July 31, 2019	$2,000	$—
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common Stock repurchases are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend upon MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. MetLife, Inc. did not repurchase any shares of Common Stock from the Trust during any of the years ended December 31, 2021, 2020 and 2019.
For the years ended December 31, 2021, 2020 and 2019, MetLife, Inc. repurchased 72,296,518 shares, 26,361,487 shares and 49,131,501 shares under these repurchase authorizations for $4.3 billion, $1.2 billion and $2.3 billion, respectively.
Equity Securities
Equity securities, which are entirely comprised of Common Stock, are reported at their estimated fair value based on the quoted prices in active markets that are readily and regularly obtainable. As such, these securities are categorized as Level 1 (unadjusted quoted prices in active markets for identical assets) in three-level fair value hierarchy in accordance with fair value measurement guidance. Unrealized investment gains and losses on securities are recorded in the statements of operations and statements of changes in net assets. Realized gains and losses on sales of securities are determined on a first-in first-out basis.
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
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. For this purpose, 4,233,165; 3,202,059; and 5,187,053 Trust Interests were redeemed, which generated net realized investment gains of $202 million, $93 million and $176 million for the years ended December 31, 2021, 2020 and 2019, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). For this purpose, 31,979; 85,874; and 38,441 Trust Interests were issued for the years ended December 31, 2021, 2020 and 2019, respectively. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
Beneficiaries may withdraw all, but generally not less than all, of their allocated shares of Common Stock from the Trust at any time by providing written notice to the Custodian. After the passage of sufficient time, unclaimed cash and Common Stock will be remitted as unclaimed property to the state of last known residence of the Beneficiary, as is the case with other types of unclaimed property. The schedule by which unclaimed property escheats varies by state, but is generally within three to five years of abandonment.
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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
The Trustee, with the participation of Beth Andrews, Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Andrews concluded that these disclosure controls and procedures were effective as of December 31, 2021.
The Trustee and Ms. Andrews, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and Computershare Inc. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2021.
Item 9B.  Other Information
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Item 14.  Principal Accountant Fees and Services
Pursuant to the Trust Agreement, the independent auditor of MetLife, Inc. serves as the independent auditor of the Trust. Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Trust since 2000. Its knowledge of the Trust and its independence has enabled it to carry out audits of the Trust’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Under current legal requirements, the lead or concurring audit partner for MetLife, Inc. may not serve in that role for more than five consecutive fiscal years, and the Audit Committee of MetLife, Inc. (the “Audit Committee”) ensures the regular rotation of the audit engagement team partners as required by law. The Chair of the Audit Committee, together with other members of the Audit Committee and management of MetLife, Inc., is actively involved in the selection process for the lead and concurring partners.
Independent Auditor’s Fees for 2021 and 2020
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2021 and 2020. All fees shown in the table were related to services that were approved by the Audit Committee.

	2021	2020
Audit fees (1)	$58,500	$58,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
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

Part IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements
The financial statements are listed in the Index to Financial Statements and Notes on page 11.
2.Financial Statement Schedules
Not applicable.
3.Exhibits
The exhibits are listed in the Exhibit Index on page 24.
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

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	MetLife Policyholder Trust Agreement.	S-1*	333-91517	10.12	November 23, 1999

3.2	Amendment to MetLife Policyholder Trust Agreement.	10-K*	001-15787	10.62	February 27, 2013

4.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K*	001-15787	3.1	March 1, 2017

4.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q*	001-15787	3.6	November 7, 2013

4.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K*	001-15787	3.1	April 30, 2015

4.1.4	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q*	001-15787	3.7	November 5, 2015

4.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K*	001-15787	3.4	March 1, 2017

4.1.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K*	001-15787	3.2	March 1, 2017

4.1.7	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K*	001-15787	3.3	March 1, 2017

4.1.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017	8-K*	001-15787	3.1	October 24, 2017

4.1.9	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K*	001-15787	3.1	March 22, 2018

4.1.10	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K*	001-15787	3.1	June 4, 2018

4.1.11	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc. filed with the Secretary of the State of Delaware on January 8, 2020	8-K*	001-15787	3.1	January 9, 2020

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.1.12	Certificate of Designations of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of the State of Delaware on September 9, 2020.	8-K*	001-15787	3.1	September 10, 2020

4.1.13	Certificate of Elimination of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on June 29, 2021.	8-K*	001-15787	3.1	June 29, 2021

4.2	Amended and Restated By-Laws of MetLife, Inc., effective September 25, 2018.	8-K*	001-15787	3.2	October 1, 2018

4.3	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A*	333-91517	4.1	March 9, 2000

4.4	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A*	001-15787	99.6	June 10, 2005

4.5	Form of Stock Certificate, 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc.	8-K*	001-15787	4.1	March 22, 2018

4.6	Form of Stock Certificate, 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K*	001-15787	4.1	June 4, 2018

4.7	Form of Stock Certificate, 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K*	001-15787	4.1	January 9, 2020

4.8	Form of Stock Certificate, 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc.	8-K*	001-15787	4.1	September 10, 2020

4.9	Description of Securities.	10-K	000-30195	4.10	March 29, 2021

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
__________
* Filed on behalf of MetLife, Inc.

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

Date: March 25, 2022