Form 10-K
period 2022-12-31
METLIFE POLICYHOLDER TRUST
filed 2023-03-29
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 22, 2023, 122,297,103 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
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
Many factors determine the Trust’s results, and they involve unpredictable risks and uncertainties. The Trust’s forward-looking statements depend on its assumptions, its expectations, and its understanding of the economic environment, but they may be inaccurate and may change. The Trust does not guarantee any future performance. The Trust’s results could differ materially from those it expresses or implies in forward-looking statements. The risks, uncertainties and other factors, including those relating to the COVID-19 pandemic, identified in the Trust’s and MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”), and others, may cause such differences. These factors include:
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
(v)failure to protect confidentiality and integrity of data, including Beneficiary information, or other cybersecurity or disaster recovery failures; and
(vi)litigation, arbitration or regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries.
The Trust does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures the Trust or MetLife, Inc. makes on related subjects in subsequent reports to the SEC.
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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 129,271,548 at December 31, 2021 to 123,606,156 at December 31, 2022.
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
Common Stock Transactions
The number of Trust Shares declined to 123,606,156 at December 31, 2022 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust increased from 15.7% at December 31, 2021 to 15.9% at December 31, 2022. See Note 1 to the Financial Statements for further information regarding Common Stock issuances and repurchases.
In May 2022, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of Common Stock repurchases. At December 31, 2022, MetLife, Inc. had $1.2 billion of Common Stock repurchases remaining under the authorization. See Note 1 of the Notes to the Financial Statements.
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
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $30 thousand, $38 thousand and $81 thousand for out-of-pocket expenses for the years ended December 31, 2022, 2021 and 2020, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees for each of the years ended December 31, 2022, 2021 and 2020. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
Restrictions on Payment of Common Stock Dividends to Trust Beneficiaries
The declaration and payment of Common Stock dividends are subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by MetLife, Inc.’s Board of Directors. MetLife, Inc.’s preferred stock and junior subordinated debentures contain “dividend stopper” provisions under which MetLife, Inc. may not pay dividends on instruments junior to those instruments if payments have not been made on those instruments. Moreover, MetLife, Inc.’s Series A preferred stock and its junior subordinated debentures contain provisions that may limit the payment of dividends or interest on those instruments if MetLife, Inc. experiences financial stress. MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries.

The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2022 and 2021:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
Year Ended December 31, 2022
October 11, 2022	November 8, 2022	December 14, 2022	$0.500	$62
July 11, 2022	August 9, 2022	September 14, 2022	0.500	63
April 26, 2022	May 10, 2022	June 14, 2022	0.500	63
January 10, 2022	February 8, 2022	March 14. 2022	0.480	62
Total			$1.980	$250

Year Ended December 31, 2021
October 21, 2021	November 9, 2021	December 14, 2021	$0.480	$63
July 8, 2021	August 10, 2021	September 14, 2021	0.480	63
April 27, 2021	May 11, 2021	June 14, 2021	0.480	64
January 7, 2021	February 5, 2021	March 15, 2021	0.460	62
Total			$1.900	$252
The Beneficiaries of the Trust are directed to MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 and the other filings of MetLife, Inc. under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for information regarding MetLife, Inc., including additional information regarding restrictions on MetLife, Inc.’s ability to pay dividends on and repurchase its Common Stock. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of MetLife, Inc. The Trustee relies on receiving information, reports and representations from MetLife, Inc. and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.
Item 1A.  Risk Factors
The Trust has limited resources and is dependent upon MetLife, Inc.
The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends and other distributions. The assets of the Trust consist principally of the Trust Shares. As such, the Trust is exposed to equity market risk; any decline in the market price of Common Stock will adversely affect the value of the Trust Shares and, correspondingly, the Beneficiaries’ Trust Interests. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2022 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “Quantitative and Qualitative Disclosures About Market Risk.”
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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program, and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. At February 14, 2023, the number of Trust Shares represented 15.9% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
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
For information relating to the Trust’s financial condition and results of operations as of and for the year ended December 31, 2020, as well as for the year ended December 31, 2021 compared with the year ended December 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The number of Trust Interests outstanding at December 31, 2022 and 2021 was 123,606,156 and 129,271,548, respectively. The decrease of 5,665,392 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.
Results of Operations
Discussion of Results
Year ended December 31, 2022 compared with the year ended December 31, 2021
Net assets in the Trust increased $867 million, or 11%, to $8.9 billion at December 31, 2022 from $8.1 billion at December 31, 2021. This increase was primarily due to an increase in net unrealized investment gains on the Trust Shares, partially offset by (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals of Trust Shares by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, increased $938 million from the prior year. A net reduction of 5,665,392 Trust Interests resulted from (i) a net decrease of 3,615,101 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, (ii) a decrease of 1,173,740 Trust Interests due to withdrawals of Trust Shares by Beneficiaries from the Trust, and (iii) a decrease of 876,551 Trust Interests due to escheatment of Trust Shares. The net reduction of Trust Interests as a result of activity through the Purchase and Sale Program, withdrawals of Trust Shares by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares decreased net assets for the year ended December 31, 2022 by $45 million, $15 million and $11 million, respectively. Net investment income of $250 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $199 million recognized on the sale of Trust Shares sold through the Purchase and Sale Program, were fully allocated to Beneficiaries.
Subsequent Events
Common Stock Dividends
On January 10, 2023, MetLife, Inc.’s Board of Directors declared a first quarter 2023 Common Stock dividend of $0.50 per share payable on March 14, 2023 to shareholders of record as of February 7, 2023. The aggregate dividend payment to Beneficiaries was $62 million.
Value of Trust Interests
See Note 5 of the Notes to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The Trust’s investments are in equity securities, all of which are exposed to equity market risk. The market valuation of equity securities can fluctuate in response to political, market and economic developments and affect a single issuer, issuers within an industry, an economic sector, a geographic region, or the market as a whole. In the short-term, equity prices can fluctuate dramatically in response to these developments. Changes in other market factors, such as interest rates and foreign exchange rates, will also impact the value of the Trust’s investments to the extent they impact the market value of the Trust Shares held. As the Trust’s holdings in equity securities can only be comprised of Common Stock under the terms of the Trust Agreement, the Trust is unable to diversify its holdings to mute price fluctuations, the effects of which inure to the Beneficiaries.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2022 and 2021, the related statements of operations and changes in net assets, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations and changes in net assets for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
March 29, 2023

We have served as the Trust's auditor since 2000.

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2022 and 2021
(In thousands, except Trust Interests and per Trust Interest amounts)

	2022	2021
Assets
Equity securities, at estimated fair value (cost: $1,647,281 and $1,718,463 at December 31, 2022 and 2021, respectively)	$8,945,378	$8,078,179
Cash	2	21
Receivable for equity securities sold	2,381	1,944
Dividends receivable from MetLife, Inc.	79,964	75,584
Total assets	9,027,725	8,155,728
Liabilities
Payable for equity securities purchased	2	21
Payable for Trust Interests redeemed	2,381	1,944
Dividends payable to Trust Beneficiaries	79,964	75,584
Total liabilities	82,347	77,549
Net assets	$8,945,378	$8,078,179
Net assets consist of:
Trust Interests	$1,647,281	$1,718,463
Net unrealized investment gains	7,298,097	6,359,716
Net assets available for Trust Interests outstanding	$8,945,378	$8,078,179
Net asset value per Trust Interest of ($8,945,378/123,606,156) and ($8,078,179/129,271,548) at December 31, 2022 and 2021, respectively	$72.37	$62.49
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Net investment income	$250,340	$252,180	$251,896
Net investment gains (losses):
Net realized investment gains	198,532	201,959	92,843
Change in net unrealized investment gains	938,381	1,778,835	(729,480)
Total net investment gains (losses)	1,136,913	1,980,794	(636,637)
Net increase (decrease) in net assets resulting from operations	$1,387,253	$2,232,974	$(384,741)
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except Trust Interests amounts)

	2022	2021	2020
Operations
Net investment income	$250,340	$252,180	$251,896
Net realized investment gains	198,532	201,959	92,843
Change in net unrealized investment gains	938,381	1,778,835	(729,480)
Net increase (decrease) in net assets resulting from operations	1,387,253	2,232,974	(384,741)
Distributions to holders of Trust Interests
From net investment income	(250,340)	(252,180)	(251,896)
From net realized investment gains	(198,532)	(201,959)	(92,843)
Decrease in net assets resulting from distributions	(448,872)	(454,139)	(344,739)
Trust Interests transactions
Cost of Trust Interests issued	1,467	1,916	3,113
Cost of Trust Interests redeemed	(46,461)	(54,071)	(40,900)
Cost of Trust Interests withdrawn	(14,992)	(18,266)	(10,304)
Cost of Trust Interests escheated	(11,196)	(13,486)	(10,389)
Net decrease in net assets resulting from Trust Interests transactions	(71,182)	(83,907)	(58,480)
Total increase (decrease) in net assets	867,199	1,694,928	(787,960)
Net assets
Beginning of year	8,078,179	6,383,251	7,171,211
End of year	$8,945,378	$8,078,179	$6,383,251
Other information
Trust Interests rollforward:
Balance at January 1,	129,271,548	135,958,492	140,694,733
Trust Interests issued	22,259	31,979	85,874
Trust Interests redeemed	(3,637,360)	(4,233,165)	(3,202,059)
Trust Interests withdrawn	(1,173,740)	(1,429,984)	(806,683)
Trust Interests escheated	(876,551)	(1,055,774)	(813,373)
Balance at December 31,	123,606,156	129,271,548	135,958,492
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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 129,271,548 at December 31, 2021 to 123,606,156 at December 31, 2022. See “— Termination of the Trust.”
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $30 thousand, $38 thousand and $81 thousand for out-of-pocket expenses for the years ended December 31, 2022, 2021 and 2020, respectively. MetLife, Inc. paid to the Trust’s independent auditors $59 thousand for audit fees for each of the years ended December 31, 2022, 2021 and 2020. None of the aforementioned fees and expenses is included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constituted 15.9% of the issued and outstanding shares of Common Stock at December 31, 2022. As of December 31, 2022, MetLife, Inc. had not advised the Trustee of any intention to voluntarily terminate the Trust.

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)
Common Stock Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2022
	(In millions)
May 4, 2022	$3,000	$1,205
August 4, 2021	$3,000	$—
December 11, 2020	$3,000	$—
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common Stock repurchases are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend upon MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. MetLife, Inc. did not repurchase any shares of Common Stock from the Trust during any of the years ended December 31, 2022, 2021 and 2020.
For the years ended December 31, 2022, 2021 and 2020, MetLife, Inc. repurchased 49,732,851 shares, 72,296,518 shares and 26,361,487 shares under these repurchase authorizations for $3.3 billion, $4.3 billion and $1.2 billion, respectively.
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
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. For this purpose, 3,637,360; 4,233,165; and 3,202,059 Trust Interests were redeemed, which generated net realized investment gains of $199 million, $202 million and $93 million for the years ended December 31, 2022, 2021 and 2020, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). For this purpose, 22,259; 31,979; and 85,874 Trust Interests were issued for the years ended December 31, 2022, 2021 and 2020, respectively. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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
5. Subsequent Event
Value of Trust Interests
Since the beginning of March 2023, the considerable volatility in global financial markets has caused significant changes to the market price of the Common Stock. This has affected the value of the Trust Shares and, correspondingly, the value of the Beneficiaries’ Trust Interests. The ultimate impact of such market volatility on the Trust and the Common Stock cannot be estimated as of the date of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
The Trustee, with the participation of Haley Owen, Assistant Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Owen concluded that these disclosure controls and procedures were effective as of December 31, 2022.
The Trustee and Ms. Owen, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and the Custodian. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2022.
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
Independent Auditor’s Fees for 2022 and 2021
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2022 and 2021. All fees shown in the table were related to services that were approved by the Audit Committee.

	2022	2021
Audit fees (1)	$58,500	$58,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
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

METLIFE POLICYHOLDER TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely as trustee for the Trust

By:	/s/ Haley Owen
Name: Haley Owen
Title: Assistant Vice President

Date: March 29, 2023