Form 10-K
period 2025-12-31
METLIFE POLICYHOLDER TRUST
filed 2026-03-26
CIK 1110795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of March 20, 2026, 104,740,099 Trust Interests were outstanding. The Trust Interests are not transferable except in limited circumstances and have no market value.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K of the MetLife Policyholder Trust (the “Trust”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “are confident,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future operations and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify.
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
(v)failure to protect confidentiality, integrity or availability of systems or data, including Beneficiary information, or other cybersecurity or disaster recovery failures; and
(vi)litigation and regulatory investigations, including as a result of the appointment of a representative on behalf of certain Beneficiaries.
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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 111,587,813 at December 31, 2024 to 105,915,235 at December 31, 2025.
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
Common Stock Transactions
The number of Trust Shares declined from 111,587,813 at December 31, 2024 to 105,915,235 at December 31, 2025 as a result of withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program and escheatment of unclaimed Trust Shares. The percentage of outstanding shares of Common Stock owned by the Trust was 16.2% at both December 31, 2024 and 2025. See Note 1 to the Financial Statements for further information regarding Common Stock issuances and repurchases.
In April 2025, MetLife, Inc. announced that the Board authorized $3.0 billion of Common Stock repurchases. At December 31, 2025, MetLife, Inc. had $2.1 billion of Common Stock repurchases remaining under this authorization. See Note 1 of the Notes to the Financial Statements.
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
See “Description of the Trust” in Note 1 of the Notes to the Financial Statements for information relating to the costs and expenses payable by MetLife, Inc. to the Trustee and the Custodian in accordance with the Trust Agreement.
Restrictions on Payment of Common Stock Dividends to Trust Beneficiaries
The declaration and payment of Common Stock dividends are subject to the discretion of the Board, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. If MetLife, Inc. has not paid the full dividends on its preferred stock for the latest completed dividend period, MetLife, Inc. may not pay dividends on instruments junior to those instruments, including its Common Stock, during a dividend period under so-called “dividend stopper” provisions. Further, MetLife, Inc.’s Series A preferred stock and its junior subordinated debt securities contain provisions that would suspend the payment of Series A preferred stock dividends and interest on the junior subordinated debt securities if MetLife, Inc. fails to meet certain risk-based capital ratio, net income and stockholders’ equity tests at specified times, except to the extent of the net proceeds from the issuance of certain securities during specified periods. If Series A preferred stock dividends or interest on subordinated debt securities are not paid, certain provisions in those instruments (including under “dividend stopper” provisions) may restrict MetLife, Inc. from repurchasing its Common Stock or preferred stock or paying dividends on its Common Stock or preferred stock and interest on its junior subordinated debt securities. MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries.

The table below presents Common Stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, applicable to the Trust Shares, for the years ended December 31, 2025 and 2024:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share (1)	Aggregate
				(In millions)
Year Ended December 31, 2025
October 7, 2025	November 4, 2025	December 9, 2025	$0.568	$61
July 8, 2025	August 5, 2025	September 9, 2025	0.568	61
April 22, 2025	May 6, 2025	June 10, 2025	0.568	62
January 7, 2025	February 4, 2025	March 11, 2025	0.545	61
Total			$2.248	$245

Year Ended December 31, 2024
October 8, 2024	November 5, 2024	December 16, 2024	$0.545	$61
July 9, 2024	August 6, 2024	September 10, 2024	0.545	62
April 23, 2024	May 7, 2024	June 11, 2024	0.545	63
January 9, 2024	February 6, 2024	March 14, 2024	0.520	61
Total			$2.155	$247
__________________
(1)The per share data for each quarter is rounded on a standalone basis and may not sum to total dividends per share.

The Beneficiaries of the Trust are directed to MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 and the other filings of MetLife, Inc. under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for information regarding MetLife, Inc., including additional information regarding restrictions on MetLife, Inc.’s ability to pay dividends on and repurchase its Common Stock. See Metropolitan Life Insurance Company (1999 SEC No-Act. LEXIS 914) (Avail. Nov. 23, 1999). The Trustee does not control the operations or activities of MetLife, Inc. The Trustee relies on receiving information, reports and representations from MetLife, Inc. and the Custodian in the ordinary course of its business. In executing and submitting this report on behalf of the Trust, the Trustee has relied upon the accuracy of such reports and representations of the aforementioned entities.
Item 1A.  Risk Factors
The Trust has limited resources and is dependent upon MetLife, Inc.
The Trust is a single-purpose trust that does not engage in any business or activity other than voting and holding the Trust Shares and certain closely related activities, such as distributing cash dividends and other distributions. The assets of the Trust consist principally of the Trust Shares. As such, the Trust is exposed to equity market risk; any decline in the market price of Common Stock will adversely affect the value of the Trust Shares and, correspondingly, the Beneficiaries’ Trust Interests. Beneficiaries of the Trust are directed to MetLife, Inc.’s Risk Factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2025 and the other Exchange Act filings of MetLife, Inc. for information regarding certain risks related to MetLife, Inc. that may affect the value of the Trust Shares, including regulatory and other restrictions which may affect MetLife, Inc.’s ability to pay dividends on the Common Stock. See also “Quantitative and Qualitative Disclosures About Market Risk.”
Beneficiaries do not have legal title to any part of the Trust assets and have only certain limited rights.
The Trustee has legal title over the Trust Shares. The Trust Interests represent undivided fractional interests in the Trust Shares and other assets of the Trust beneficially owned by a Trust Beneficiary through the Custodian. A Trust Interest entitles the Beneficiary only to certain rights. See “Business — Overview” and Note 1 of the Notes to the Financial Statements. Voting instructions to the Trustee on any matter not involving a Beneficiary Consent Matter will not be solicited and, if instructions are received, they will not be binding on the Trustee. On all matters other than Beneficiary Consent Matters, the Trustee shall vote, assent or consent the Trust Shares in favor of and in opposition to such matter, or abstain from voting on such matter, in accordance with the recommendation given by the Board to its stockholders in respect of the matter, or, if no such recommendation is given, as directed by the Board.

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
The Trust Agreement provides that MetLife, Inc. may terminate the Trust once the percentage of outstanding shares of Common Stock held in the Trust falls to 25% of the number of issued and outstanding shares of Common Stock. The winding up of the Trust must commence 90 days after the date on which the Trustee receives written notice from MetLife, Inc. that the number of Trust Shares is 10% or less of the number of issued and outstanding shares of Common Stock. Withdrawals by Beneficiaries of Trust Shares, sales by Beneficiaries of Trust Shares under the Purchase and Sale Program and escheatment of unclaimed Trust Shares, as well as issuances of Common Stock by MetLife, Inc. will result in a decrease of the percentage of outstanding shares of Common Stock held in the Trust; purchases by Beneficiaries of Trust Shares under the Purchase and Sale Program, and repurchases of Common Stock by MetLife Inc. will result in an increase of such percentage. At February 12, 2026, the number of Trust Shares represented 16.2% of the number of issued and outstanding shares of Common Stock and, thus, the Trust may be terminated at the discretion of MetLife, Inc.
The Custodian or any of its vendors may fail to protect the confidentiality, integrity or availability of systems or data, including Beneficiary confidential information, as a result of a failure in any of their respective cybersecurity or other information security systems, or disaster recovery plans, and any such failure may also adversely affect the Trust’s operations.
The operation of the Trust is highly dependent on the effective and proper functioning of the information systems of the Custodian and its vendors. Any of these systems may be impacted by computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, ransomware or cyber-attacks, or other security breaches or incidents. A failure to protect the confidentiality, integrity or availability of such systems, or the confidential information stored thereon, or the use by the Custodian’s employees or agents of unauthorized tools, software or other technology to communicate with their customers or business counterparties, may adversely affect the Trust’s ability to operate and may result in regulatory enforcement action and litigation.
The Custodian or any of its vendors may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, telecommunications or other infrastructure failure, war, terrorist attack, computer virus, ransomware or cyber-attack, or other breaches or incidents affecting cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents has increased, and these trends are likely to continue. Efforts to minimize the risk of cybersecurity incidents and to protect information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to the systems of the Custodian and its vendors, including as a result of software code that contains vulnerabilities that are unknown, which may increase the potential of cyber-attacks or unauthorized access. Such incidents may not be detected in a timely manner. There is no assurance that the security measures of the Custodian or any of its vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.
In connection with the Trust’s operations, personal, confidential and proprietary information is routinely transmitted, received and stored by electronic means. Failure to keep such information confidential and secure may result in the intentional or unintentional disclosure or misuse of such personal, confidential or proprietary information, as well as others’ misappropriation of such information, which could result in significant legal and regulatory liability and expenses.

The information security and disaster recovery systems of the Custodian may be insufficient to safeguard the Trust’s information, particularly if a security incident or disaster compromises computer-based data processing, transmission, storage and retrieval systems, or if the confidentiality, integrity or availability of valuable data are adversely impacted by such an event. The ability of the Custodian to conduct business effectively and maintain the security, integrity, confidentiality, availability or privacy of sensitive data could be severely compromised if key personnel are unavailable, or if vendors’ ability to provide goods and services or to perform their job responsibilities is impaired by a disaster, each of which could adversely affect the Trust’s operations. The Custodian may not carry insurance sufficient to protect the Trust from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies, which could lead to more enforcement actions of such laws or regulations. Regulators, Beneficiaries or others may act against the Trust for any cybersecurity failures. Continuous technological evaluations and enhancements, including changes designed to update protective measures, may increase the risk of a breach or gap in security measures. Any of these could adversely impact the processing of transactions, including those under the Purchase and Sale Program, as well as the confidential, proprietary and other information processed and stored in, and transmitted through such computer systems and networks or otherwise cause interruptions or malfunctions in the operations of the Trust, which could expose the Trust to litigation and result in increased costs, regulatory investigations and penalties, or Beneficiary dissatisfaction. Moreover, all of the documents and records in the information storage systems used by the Custodian, whether electronic or physical, may not be reliably accessible. Compliance with laws on, or regulators’ scrutiny of, the use, collection, management, or transfer of data and other privacy practices could result in higher costs.
The Custodian has an increasing challenge of attracting and retaining highly qualified personnel to combat security threats, including those with specialized knowledge that may be necessary to maintain the operation and security of its systems. The resources committed to this effort may not be sufficient to address all potential issues. Moreover, there can be no assurance that enhancements to the cybersecurity and information security systems of the Custodian will be effective in preventing or limiting the impact of future cybersecurity incidents.
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
Item 1B.  Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Pursuant to the Trust Agreement and other operational agreements among the parties, the Custodian is responsible for implementing and maintaining measures to protect the systems on which the Trust’s operational data is stored and processed, including third-party systems, and the information security risks associated with the same. There are no directors, executive officers or other employees of the Trust.
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
For information relating to the Trust’s financial condition and results of operations as of and for the year ended December 31, 2023, as well as for the year ended December 31, 2024 compared with the year ended December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The number of Trust Interests outstanding at December 31, 2025 and 2024 was 105,915,235 and 111,587,813, respectively. The decrease of 5,672,578 in the number of Trust Interests is primarily attributable to Trust Interests redeemed, Trust Interests withdrawn and Trust Interests escheated. Net assets of the Trust consist solely of Trust Shares which will increase or decrease depending upon, among other things, the movement of Trust Shares into or out of the Trust as directed by the Beneficiaries.
Results of Operations
Discussion of Results
Year ended December 31, 2025 compared with the year ended December 31, 2024
Net assets in the Trust decreased $776 million, or 8%, to $8.4 billion at December 31, 2025 from $9.1 billion at December 31, 2024. This decrease was primarily due to a decrease in net unrealized investment gains on the Trust Shares, as well as (i) net activity under the Purchase and Sale Program; (ii) the impact of withdrawals of Trust Shares by Beneficiaries from the Trust; and (iii) the impact of escheatment of unclaimed cash and Trust Shares. Net unrealized investment gains, which represent the difference between the estimated fair value and the cost basis of the Trust Shares, decreased $704 million from the prior year. A net reduction of 5,672,578 Trust Interests resulted from (i) a net decrease of 3,363,218 Trust Interests in connection with redemptions and issuances under the Purchase and Sale Program, (ii) a decrease of 1,061,667 Trust Interests due to withdrawals of Trust Shares by Beneficiaries from the Trust, and (iii) a decrease of 1,247,693 Trust Interests due to escheatment of Trust Shares. The net reduction of Trust Interests as a result of activity through the Purchase and Sale Program, withdrawals of Trust Shares by Beneficiaries from the Trust and escheatment of unclaimed cash and Trust Shares decreased net assets for the year ended December 31, 2025 by $42 million, $14 million and $16 million, respectively. Net investment income of $245 million, which consisted of Common Stock dividends received from MetLife, Inc., and net realized investment gains of $226 million recognized on the sale of Trust Shares through the Purchase and Sale Program, were fully allocated to Beneficiaries.

Subsequent Event
Common Stock Dividends
On January 6, 2026, the Board declared a first quarter 2026 Common Stock dividend of $0.568 per share payable on March 10, 2026 to shareholders of record as of February 3, 2026. The aggregate dividend payment to Beneficiaries was $60 million.
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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MetLife Policyholder Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of the MetLife Policyholder Trust (the “Trust”) as of December 31, 2025 and 2024, the related statements of operations and changes in net assets, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations and changes in net assets for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
March 26, 2026

We have served as the Trust's auditor since 2000.

MetLife Policyholder Trust
Statements of Assets and Liabilities
December 31, 2025 and 2024
(In thousands, except Trust Interests and per Trust Interest amounts)

	2025	2024
Assets
Equity securities, at estimated fair value (cost: $1,423,309 and $1,495,252 at December 31, 2025 and 2024, respectively)	$8,360,949	$9,136,810
Cash	—	4
Receivable for equity securities sold	2,535	2,329
Dividends receivable from MetLife, Inc.	75,361	79,621
Total assets	8,438,845	9,218,764
Liabilities
Payable for equity securities purchased	—	4
Payable for Trust Interests redeemed	2,535	2,329
Dividends payable to Trust Beneficiaries	75,361	79,621
Total liabilities	77,896	81,954
Net assets	$8,360,949	$9,136,810
Net assets consist of:
Trust Interests	$1,423,309	$1,495,252
Net unrealized investment gains	6,937,640	7,641,558
Net assets available for Trust Interests outstanding	$8,360,949	$9,136,810
Net asset value per Trust Interest of ($8,360,949/105,915,235) and ($9,136,810/111,587,813) at December 31, 2025 and 2024, respectively	$78.94	$81.88
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Operations
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Net investment income	$244,501	$246,808	$248,542
Net investment gains (losses):
Net realized investment gains	225,826	229,291	185,694
Change in net unrealized investment gains	(703,918)	1,438,368	(1,094,907)
Total net investment gains (losses)	(478,092)	1,667,659	(909,213)
Net increase (decrease) in net assets resulting from operations	$(233,591)	$1,914,467	$(660,671)
See accompanying notes to the financial statements.

MetLife Policyholder Trust
Statements of Changes in Net Assets
Years Ended December 31, 2025, 2024 and 2023
(In thousands, except Trust Interests amounts)

	2025	2024	2023
Operations
Net investment income	$244,501	$246,808	$248,542
Net realized investment gains	225,826	229,291	185,694
Change in net unrealized investment gains	(703,918)	1,438,368	(1,094,907)
Net increase (decrease) in net assets resulting from operations	(233,591)	1,914,467	(660,671)
Distributions to holders of Trust Interests
From net investment income	(244,501)	(246,808)	(248,542)
From net realized investment gains	(225,826)	(229,291)	(185,694)
Decrease in net assets resulting from distributions	(470,327)	(476,099)	(434,236)
Trust Interests transactions
Cost of Trust Interests issued	612	797	1,045
Cost of Trust Interests redeemed	(43,057)	(47,610)	(48,264)
Cost of Trust Interests withdrawn	(13,561)	(15,749)	(16,414)
Cost of Trust Interests escheated	(15,937)	(13,021)	(12,813)
Net decrease in net assets resulting from Trust Interests transactions	(71,943)	(75,583)	(76,446)
Total increase (decrease) in net assets	(775,861)	1,362,785	(1,171,353)
Net assets
Beginning of year	9,136,810	7,774,025	8,945,378
End of year	$8,360,949	$9,136,810	$7,774,025
Other information
Trust Interests rollforward:
Balance at January 1,	111,587,813	117,556,699	123,606,156
Trust Interests issued	7,705	10,859	17,194
Trust Interests redeemed	(3,370,923)	(3,727,301)	(3,778,528)
Trust Interests withdrawn	(1,061,667)	(1,233,073)	(1,284,993)
Trust Interests escheated	(1,247,693)	(1,019,371)	(1,003,130)
Balance at December 31,	105,915,235	111,587,813	117,556,699
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
Withdrawals by Beneficiaries of Trust Shares, transactions by Beneficiaries under the Purchase and Sale Program (as defined below), and escheatment of unclaimed Trust Shares resulted in a net decrease in the number of Trust Shares from 111,587,813 at December 31, 2024 to 105,915,235 at December 31, 2025. See “— Termination of the Trust.”
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

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)
The Trust Agreement provides that MetLife, Inc. shall pay, or reimburse directly, each of the Trustee and the Custodian for, all costs and expenses relating to the Trust, in the case of the Trustee, and relating to the holding of Trust Interests, in the case of the Custodian, including, but not limited to, the fees and expenses as provided in the Trust Agreement. MetLife, Inc. pays the Trustee an annual fee of $50 thousand. MetLife, Inc. paid to the Trustee $42 thousand, $34 thousand and $21 thousand for out-of-pocket expenses for the years ended December 31, 2025, 2024 and 2023, respectively. MetLife, Inc. paid to the Trust’s independent auditors $60 thousand, $60 thousand and $59 thousand for audit fees for the years ended December 31, 2025, 2024 and 2023, respectively. None of the aforementioned fees and expenses are included in the Trust’s financial statements. MetLife, Inc. also provides the Trustee with certain management and administrative services.
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
Pursuant to the Trust Agreement, the Trust is eligible to be terminated at MetLife, Inc.’s discretion, as the Trust Shares constituted 16.2% of the issued and outstanding shares of Common Stock at December 31, 2025. As of December 31, 2025, MetLife, Inc. had not advised the Trustee of any intention to voluntarily terminate the Trust.

MetLife Policyholder Trust
Notes to the Financial Statements — (continued)
1. Significant Accounting Policies (continued)
Common Stock Repurchase Authorizations
MetLife, Inc. announced that the Board authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2025 (1)
	(In millions)
April 30, 2025	$3,000	$2,072
May 1, 2024	$3,000	$—
May 25, 2023	$1,000	$—
May 3, 2023	$3,000	$—
__________________
(1) The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at December 31, 2025 does not reflect the applicable excise tax payable.
Under these authorizations, MetLife, Inc. may purchase its Common Stock from the Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) and in privately negotiated transactions. Common Stock repurchases are subject to the discretion of the Board and will depend upon MetLife, Inc.’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the Common Stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. MetLife, Inc. did not repurchase any shares of Common Stock from the Trust during any of the years ended December 31, 2025, 2024 and 2023.
For the years ended December 31, 2025, 2024 and 2023, MetLife, Inc. repurchased 35,295,854 shares, 43,955,023 shares and 50,269,483 shares of Common Stock, respectively, through open market purchases under these repurchase authorizations for $2.9 billion, $3.2 billion and $3.1 billion, respectively, excluding applicable excise tax.
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
2. Purchase and Sale Program
Beneficiaries may instruct the program agent for the Purchase and Sale Program to withdraw their allocated shares from the Trust for sale through the Purchase and Sale Program. Under this program, 3,370,923; 3,727,301; and 3,778,528 Trust Interests were redeemed, which generated net realized investment gains of $226 million, $229 million and $186 million for the years ended December 31, 2025, 2024 and 2023, respectively. Beneficiaries allocated less than 1,000 shares of Common Stock under the Plan are also entitled to purchase in the Purchase and Sale Program additional shares, subject to a minimum of $250 per purchase (or such lesser amount that would cause the Beneficiary to hold the 1,000 maximum number of Trust Interests). Under this program, 7,705; 10,859; and 17,194 Trust Interests were issued for the years ended December 31, 2025, 2024 and 2023, respectively. The number of Trust Interests allocated to Beneficiaries will be adjusted for any shares of Common Stock purchased or sold in the Purchase and Sale Program such that the Trust Interests held by a Beneficiary will always equal the number of shares of Common Stock allocated to the Beneficiary.
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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Trustee, with the participation of Michael Bochanski Jr., Vice President of Wilmington Trust Company, the Trustee of the Trust, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Mr. Bochanski concluded that these disclosure controls and procedures were effective as of December 31, 2025.
The Trustee and Mr. Bochanski, in making these determinations, have relied to the extent reasonable on information provided by MetLife, Inc. and the Custodian. There were no changes to the Trust’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
In the opinion of the Trustee, the Trust maintained effective internal control over financial reporting as of December 31, 2025.
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
The Trust has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because the Trust does not have any such officers.
The Trust has not adopted insider trading policies or procedures governing the purchase, sale, or other dispositions of its securities by directors, officers, and employees, or the Trust itself, that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, because the Trust does not have directors, officers, or employees, and its securities are not transferable except in limited circumstances.
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
Under current legal requirements, the lead or concurring audit partner for MetLife, Inc. may not serve in that role for more than five consecutive fiscal years, and the Audit Committee of the Board of Directors of MetLife, Inc. (the “Audit Committee”) ensures the regular rotation of the audit engagement team partners as required by law. The Chair of the Audit Committee, together with other members of the Audit Committee and management of MetLife, Inc., is actively involved in the selection process for the lead and concurring partners.
Independent Auditor’s Fees for 2025 and 2024
The table below presents fees for professional services rendered by Deloitte for the audit of the Trust’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2025 and 2024. All fees shown in the table were related to services that were approved by the Audit Committee.

	2025	2024
Audit fees (1)	$59,815	$60,122
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
__________________
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

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	MetLife Policyholder Trust Agreement.	S-1*	333-91517	10.12	November 23, 1999

3.2	Amendment to MetLife Policyholder Trust Agreement.	10-K*	001-15787	10.62	February 27, 2013

4.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K*	001-15787	3.1	March 1, 2017

4.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q*	001-15787	3.6	November 7, 2013

4.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K*	001-15787	3.1	April 30, 2015

4.1.4	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q*	001-15787	3.7	November 5, 2015

4.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K*	001-15787	3.4	March 1, 2017

4.1.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K*	001-15787	3.2	March 1, 2017

4.1.7	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K*	001-15787	3.3	March 1, 2017

4.1.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K*	001-15787	3.1	October 24, 2017

4.1.9	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K*	001-15787	3.1	March 22, 2018

4.1.10	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K*	001-15787	3.1	June 4, 2018

4.1.11	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc. filed with the Secretary of the State of Delaware on January 8, 2020.	8-K*	001-15787	3.1	January 9, 2020

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.1.12	Certificate of Elimination of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on June 29, 2021.	8-K*	001-15787	3.1	June 29, 2021

4.1.13	Certificate of Elimination of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of State of Delaware on October 14, 2025.	8-K*	001-15787	3.1	October 14, 2025

4.2	Amended and Restated By-Laws of MetLife, Inc., effective October 3, 2023.	8-K*	001-15787	3.2	October 5, 2023

4.3	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A*	333-91517	4.1	March 9, 2000

4.4	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A*	001-15787	99.6	June 10, 2005

4.5	Form of Stock Certificate, 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc.	8-K*	001-15787	4.1	March 22, 2018

4.6	Form of Stock Certificate, 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K*	001-15787	4.1	June 4, 2018

4.7	Form of Stock Certificate, 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K*	001-15787	4.1	January 9, 2020

4.8	Description of Securities.					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

Date: March 26, 2026